Form 10-Q
period 2008-07-31
Double Halo Resources Inc.
filed 2008-09-19
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________To______________

Commission file number 333-153111

DOUBLE HALO RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 6th Avenue SW, Suite 300
Calgary, Alberta T2P 3E5 Canada
(Address of principal executive offices)

(403) 260-5375
     (Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer  ☐    Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 18, 2008 the registrant’s outstanding common stock consisted of 5,599,900 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Double Halo Resources Inc. (the “Company”, “Double Halo”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Double Halo Resources Inc.
(An Exploration Stage Company)
July 31, 2008
(Expressed in US dollars)
(unaudited)

Index
Balance Sheets	F-1
Statements of Operations and Comprehensive Loss	F-2
Statements of Cash Flows	F-3
Statements of Shareholders Equity	F-4
Notes to the Financial Statements	F-5

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
(Unaudited)

	July 31, 2008	October 31, 2007
ASSETS
Current
Cash	$ 5,350	$ 72,909
Exploration Advance	20,000	-
Total current assets	25,350	72,909
Oil and gas properties (Note 3)	19,810	-
Total assets	$ 45,160	$ 72,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$ 20,343	$ 849
Due to related parties (Note 4(b))	2,814	1,965
	23,157	2,814
Commitments and contingencies (Notes 1 and 3)
Shareholders Equity
Capital stock, 100,000,000 shares authorized, $0.0001 par value
5,599,900 shares issued outstanding (October 31, 2007 – 7,800 shares)	560	1
Additional paid-in capital	113,880	779
Common stock subscribed	-	71,660
Donated capital	21,000	12,000
Deficit accumulated during the exploration stage	(113,437)	(14,345)
Total stockholders’ equity	22,003	70,095
Total liabilities and stockholders’ equity	$ 45,160	$ 72,909

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Period from inception on
	October 30, 2006 to	Nine Month Period	Nine Month Period	Three Month Period	Three Month Period
	July 31 , 2008	Ended July 31, 2008	Ended July 31, 2007	Ended July 31, 2008	Ended July 31, 2007
EXPENSES
General and administrative	796	240	188	77	65
Foreign exchange	(1,510)	(1,029)	-	71	-
Management fees (Note 4(a))	10,500	4,500	4,500	1,500	1,500
Rent (Note 4(a))	10,500	4,500	4,500	1,500	1,500
Professional fees	68,151	65,881	1,630	12,443	-
	88,437	74,092	10,818	15,591	3,065
OTHER ITEMS
Write off oil and gas costs	25,000	25,000	-	25,000	-
	$ 113,437	$ 99,092	$ 10,818	$ 40,591	$ 3,065
Loss and comprehensive loss for period	$ (113,437)	$ (99,092)	$ (10,818)	$ (40,591)	$ (3,065)
Deficit, beginning of period	-	(14,345)	(641)	(72,846)	$ (8,394)
Deficit, end of period	$ (113,437)	$ (113,437)	$ (11,459)	$ (113,437)	$ (11,459)
Loss per share – basic and diluted	-	$ (0.03)	$ (2.16)	$ (0.01)	$ (0.38)
Weighted average shares outstanding – basic and diluted	-	2,986,000	5,000	5,588,000	8,000

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Period from inception on October 30, 2006 to July 31, 2008	Nine Month Period Ended July 31, 2008	Nine Month Period Ended July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (113,437)	$ (99,092)	$ (10,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	21,000	9,000	9,000
Write off oil and gas costs	25,000	25,000	-
Changes in operating assets and liabilities:
Accounts payable	20,343	19,494	849
Exploration Advance	(20,000)	(20,000)	-
Due to related parties	-	-	1,965
Cash used in operating activities	(67,094)	(65,598)	996
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	2,814	849	-
Common stock subscribed	-	-	3,228
Proceeds from issuance of common stock	114,440	42,000	-
Cash provided by financing activities	117,254	42,849	3,228
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas expenditures	(44,810)	(44,810)	-
Cash used by investing activities	(44,810)	(44,810	-
Change in cash during the period	5,350	(67,559)	4,224
Cash, beginning of period	-	72,909	-
Cash, end of period	$ 5,350	$ 5,350	$ 4,224
Supplemental disclosures
Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDER’S EQUITY
(Expressed in US dollars)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Donated Capital	Accumulated other Comprehensive Income	Deficit	Total
	Number of Shares	Amount
Opening Balance October 31, 2007	$ 7,800	$ 1	$ 779	$ 71,660	$ 12,000	-	$ (14,345)	$ 70,095
Issuance of common stock for cash	5,592,100	559	113,101	(71,660)	9,000	-	-	51,000
Net loss	-	-	-	-	-	-	(99,092)	(99,092)
Closing Balance July 31, 2008	$ 5,599,900	$ 560	$ 113,880	-	$ 21,000	-	$ (113,437)	$ 22,003

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
July 31, 2008
(Unaudited)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Double Halo Resources Inc. (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas resources. The Company has not presently determined whether its properties contain oil and gas reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2008, the Company has accumulated losses of $100,937 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission to register 192,400 shares of common stock for sale by the existing shareholders of the Company at $0.30 per share until the Company’s common stock is quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity notes are with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2007. The results of operations for such the interim periods are not necessarily indicative of the results expected for a full year of operations, for any other interim period or for any future period full fiscal year.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
July 31, 2008
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent issued accounting pronouncements

In May 2008, the FASB issued SFAS No.162, “The Hierarchy of generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’S approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 required that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and required expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
July 31, 2008
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent issued accounting pronouncements (cont’d)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.

3.	OIL AND GAS PROPERTIES

a) On October 30, 2007, the Company entered into an agreement to acquire up to 50% of the vendor’s 50% interest in an oil and gas property (Worsley Property) located in Alberta, Canada in consideration for a cash payment of $12,500 (paid), and payment of up to 50% of the vendor’s interest in a seismic and test well program.

b) On June 5, 2008, the Company entered into a purchase agreement to acquire 20% of an Alberta Crown PNG Lease in Alberta, Canada and 100% of the vendor’s 50% interest in the Worsley Property in consideration for a cash payment of $32,310 (CAD$32,000).

c) On June 30, 2008 the Company abandoned the interest in the Worsley Property when the company allowed a cash call for approximately $212,000 from the operator of the property, Bounty Developments Ltd., to expire.

4.	RELATED PARTY TRANSACTIONS

a) During the period ended July 31, 2008, the Company recognized a total of $4,500 (2007 - $4,500) for management services at $500 per month provided by the President of the Company, and $4,500 (2007 - $4,500) for rent at $500 per month provided by the President of the Company.

b) At July 31, 2008, the Company is indebted to a director of the Company for $2,814 (October 31, 2007 - $1,965), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US dollars)
July 31, 2008
(Unaudited)

5.	COMMON STOCK

	a)	During the year ended October 31, 2007, the Company received subscriptions of $450 from the President of the Company for 4,500,000 shares of common stock pursuant to a private placement at $0.0001 per share.

On March 19, 2008, the shares were issued. At October 31, 2007, $450 was included in common stock subscribed.

	b)	On January 15, 2008, the Company issued 1,072,100 shares of common stock pursuant to a private placement at $0.10 per share for proceeds $107,210. At October 31, 2007, the Company had included proceeds from this private placement of $71,210 in common stock subscribed.

	c)	On June 12, 2008, the Company received subscriptions of $6,000 for 20,000 shares of common stock pursuant to a private placement at $0.30 per share. On June 22, 2008, the shares were issued.

6.	SUBSEQUENT EVENT

On August 5, 2008 the Company signed a non-interest bearing promissory note dated August 15, 2008 to borrow a principal amount of $4,000 from a husband of a Director of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Double Halo Resources Inc. (“Double Halo”, “we” or “our”) was incorporated as a Nevada company on October 30, 2006. We have been engaged in the acquisition and exploration of oil and gas properties since our inception. We have one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we have acquired properties in Leismer, Alberta. We are in the process of applying to have our stock quoted on the OTC Bulletin Board and anticipate we will receive a symbol in late 2008.

We intend to build our business by acquiring non-operated working interests in productive oil and natural gas wells and other oil and gas interests. A non-operated working interest gives us the right to drill, produce and conduct operating activities on a property, grants us a share of the property’s oil and gas production, and requires us to pay a proportionate share of the costs associated with drilling and production without acting as the operator of the property’s well(s).

We currently have the following oil and gas property interests:

Property	Working Interest	Area (hectares)
Medicine Hat	20% (non-operated)	128
Leismer (1)	75%	256
Leismer (1)	75%	256
Leismer (1)	60% (non-operated)	128

(1)	We currently own 75% of a 100% interest in two of the Leismer properties, and 75% of an 80% interest in the third Leismer property

Our registration statement on a Form S-1 registering an aggregate of 192,400 shares of our common stock became effective on August 29, 2008. We registered 192,000 issued common shares offered for resale by 39 selling shareholders, including 20,000 shares owned by 1389999 Alberta Ltd., a company controlled by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, and 20,000 shares owned by David Stadnyk, the spouse of Ms. Shacker. We will not receive any proceeds from the resale of shares of our common stock by the selling securityholders. We incurred all costs associated with the registration statement.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $114,440 through private placements of our common stock.

Our most advanced projects are at the exploration stage and there is no assurance that any of the oil and gas properties in which we have an interest contain a commercially viable hydrocarbon deposit. We plan to undertake further exploration of the properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of drilling on any of the properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable hydrocarbon deposit exists on any of the oil and gas properties.

We anticipate that we will require additional financing in order to pursue full exploration of our interests in the oil and gas properties. We currently do not have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to so. Accordingly, there is uncertainty about our ability to continue to operate.

Results of Operations

Our results of operations are presented below:

	Three Months	Three months	Nine Months	Nine Months	Period from October 30,2006
	Ended July 31, 2008	Ended July 31, 2007	Ended July 31, 2008	Ended July 31, 2007	(inception) to July 31, 2008
	($)	($)	($)	($)	($)
Costs and Expenses:
General and Administrative	77	65	240	188	796
Foreign Exchange	71	-	(1,029)	-	(1,510)
Management Fees	1,500	1,500	4,500	4,500	10,500
Rent	1,500	1,500	4,500	4,500	10,500
Professional Fees	12,443	-	65,881	1,630	68,151
Write off of oil and gas costs	25,000	-	25,000	-	25,000
Loss and Comprehensive Loss	(40,591)	(3,065)	(99,092)	(10,818)	(113,437)
Deficit	(113,437)	(11,459)	(113,437)	(11,459)	(113,437)
Net Loss per common share (basic and diluted)	(0.01)	(0.38)	(0.03)	(2.16)	-
Weighted average common shares outstanding	5,588,000	8,000	2,986,000	5,000	-

(1) Includes $292,181 of stock based compensation.

Results of Operations for the Period From October 30, 2006 (Date of Inception) to July 31, 2008 and for the Three Months Ended July 31, 2008

Since our inception on October 30, 2006 to July 31, 2008, we have not generated any revenue and we have incurred an accumulated deficit of $113,437. We may not generate significant revenues even if our exploration program indicates that hydrocarbon deposits may exist on the properties in which we have an interest. We anticipate that we will incur substantial losses over the next two years.

For the three months ended July 31, 2008 we incurred a net loss of $40,591. This compares to a net loss of $3,065 for the same period in Fiscal 2007. Our net loss per share was $0.01 for the three months ended July 31, 2008 and $0.38 for the same period in Fiscal 2007. Net loss per share decreased from Fiscal 2007 to Fiscal 2008 because of the greater number of shares outstanding at the end of Fiscal 2008.

Our total operating expenses for the three months ended July 31, 2008 were $15,591 compared to $3,065 for the three months ended July 31, 2007.

Operating expenses for the three months ended July 31, 2008 included $77 in general administrative expense, a foreign exchange loss of $71, $1,500 for management fees, $1,500 in rent expense, and $12,443 for professional fees. In comparison, our expenses for the three months ended July 31, 2007 included $65 for general and administrative expenses, $1,500 for management fees, and $1,500 in rent expense. There were no professional fees or foreign exchange loss incurred for the three months ended July 31, 2007. Our professional fees increased in fiscal 2008 due to our increased operating activities.

Our general and administrative expenses consist primarily of transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

For the three months ended July 31, 2008, we wrote off oil and gas costs of $25,000 because we allowed our in a property located in Alberta, Canada dubbed the Worsley Property to expire. There was no such write off for the three months ending July 31, 2007.

Results of Operations for the Nine Months Ended July 31, 2008

For the nine months ended July 31, 2008 we incurred a net loss of $99,092. This compares to a net loss of $10,818 for the same period in Fiscal 2007. Our net loss per share was $0.03 for the three months ended July 31, 2008 and $2.16 for the same period in Fiscal 2007. Net loss per share decreased from Fiscal 2007 to Fiscal 2008 because of the greater number of shares outstanding at the end of Fiscal 2008.

Our total operating expenses for the nine months ended July 31, 2008 were $74,092, compared to $10,818 for the nine months ended July 31, 2007.

Operating expenses for the nine months ended July 31, 2008 included $240 in general administrative expense, a foreign exchange gain of $1,029, $4,500 for management fees, $4,500 in rent expense, and $65,881 for professional fees. In comparison, our expenses for the nine months ended July 31, 2007 included $188 for general and administrative expenses, $4,500 for management fees, $4,500 in rent expense, and $1,630 for professional fees. There no adjustment for foreign exchange for the nine months ended July 31, 2007. Our professional fees increased in fiscal 2008 due to our increased operating activities.

Liquidity and Capital Resources

As of July 31, 2008, we have cash of $5,350 and made an advance payment on exploration costs of $20,000 for total current assets of $25,350. The book value of our oil and gas properties is $19,810 and our total assets are $45,160.

Our working capital surplus is $2,193. Our accumulated deficit from October 30, 2006 (date of inception) to July 31, 2008 was $113,437 and was funded primarily through equity financing.

We are dependent on the funds raised through our equity financing. Our net loss of $113,437 from our inception on October 30, 2006 to July 31, 2008 was funded primarily through equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $114,440 in cash from the sale of our stock as described in the following table:

Date of Subscription	Type of Security Issued	Number of Securities Issued	Price per Security	Total Funds Received
November 2006	Common Stock	4,500,000	0.0001	450
February 2007	Common Stock	7,800	0.10	780
January 2008	Common Stock	1,072,100	0.10	107,210
June 2008	Common Stock	20,000	0.30	6,000
Total		5,559,900		114,440

During the nine months ended July 31, 2008, we raised $42,000 from the sale of our common stock.

During the nine months ended July 31, 2008, we used net cash of $65,598 in operating activities and $44,810 in investing activities. During the nine months ended July 31, 2008, our monthly cash requirement to fund our operating activities was approximately $7,289. Our cash as of July 31, 2008 of $5,350 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from August 2008) to be approximately $500,000, as summarized in the table below.

Description	Date	Expenses
Fund the seismic and test well program on the Medicine Hat Property	January 2009	95,000
Develop a website	March 2009	5,000
Purchase non-operated working interests in producing wells and interests in oil and gas properties	12 months	220,000
Retain a land specialist, an engineer and a geologist on a part-time basis or as independent contractors	12 months	36,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Marketing expenses	12 months	30,000
General and administrative expenses	12 months	14,000
Total		500,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $495,000 (a total of approximately $500,000 less our $5,000 in cash as of July 31, 2008) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned exploration activities on the properties in which we have an interest, this does not guarantee that the properties will contain commercially exploitable quantities of oil and gas. Such exploration activities will be directed by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director, who will also manage our operations and supervise our other planned acquisition and exploration activities.

Future Financings

Our financial statements for the nine months ended July 31, 2008 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that an oil and gas deposit may exist on any of the properties in which we have an interest. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Of the $500,000 we require for the next 12 months, we had approximately $5,000 in cash as of July 31, 2008. We intend to raise the balance of our cash requirements for the next 12 months (approximately $495,000) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our prospective acquisitions, exploration activities and administrative expenses in order to stay within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs and certain acquisitions pending our obtaining additional financing. Still, even in light of our plan to scale back our operations, if we do not achieve additional financing, our current cash and working capital will be not be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in our oil and gas properties, we do not anticipate the sale or acquisition of any material properties, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As of July 31, 2008 we did not have any full-time or part-time employees. Our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, Susan Shacker, works as a part-time consultant in the areas of business development and management and contributes approximately 20% of her time to us.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

ITEM 4T. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Susan Shacker, our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

For the quarter ended July 31, 2008, there were no changes in our internal controls over financial reporting or in other factors that has or reasonably likely to materially affect these controls.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended July 31, 2008, we completed the following sales of unregistered securities:

  On June 22, 2008 we issued an aggregate of 20,000 shares of common stock to one non-U.S. shareholder at a price of $0.30 per share, in exchange for cash proceeds of $6,000.

These securities were issued without a prospectus pursuant to Regulation S under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Purchase Agreement with Great Northern Oilsands Inc. dated June 5, 2008 (1)
10.2	Declaration of Trust (Double Halo Resources Inc.) dated June 15, 2008 (1)
10.3	Declaration of Trust (Habanero Resources Inc.) dated June 15, 2008 (1)
10.4	Declaration of Trust (Micron Enviro Systems Inc.) dated June 15, 2008 (1)
10.5	Promissory Note to David Stadnyk dated August 5, 2008
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits to our Form S-1 filed on August 20, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Double Halo Resources Inc.
(Registrant)

/s/ Susan Shacker
Date: September 18, 2008	Susan Shacker
President, Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Secretary, Treasurer, Director