Form 10-Q/A
period 2008-07-31
Double Halo Resources Inc.
filed 2008-10-22
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A
Amendment No. 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑   No ☐

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

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Period from inception on October 30, 2006 to July 31 , 2008	Nine Month Period Ended July 31, 2008	Nine Month Period Ended July 31, 2007	Three Month Period Ended July 31, 2008	Three Month Period Ended July 31, 2007
EXPENSES
General and administrative	796	240	188	77	65
Management fees (Note 4(a))	(1,510)	(1,029)	-	71	-
Rent (Note 4(a))	10,500	4,500	4,500	1,500	1,500
Professional fees	10,500	4,500	4,500	1,500	1,500
	68,151	65,881	1,630	12,443	-
OTHER ITEMS
Write off oil and gas costs	88,437	74,092	10,818	15,591	3,065
	25,000	25,000	-	25,000	-
	$ 113,437	$99,092	$10,818	$ 40,591	3,065
Loss and comprehensive loss for period
	$(113,437)	$(99,092)	$(10,818)	$ (40,591)	$ (3,065)
Deficit, beginning of period
	-	(14,345)	(641)	(72,846)	$ (8,394)
Deficit, end of period
	$(113,437)	$(113,437)	$(11,459)	$ (113,437)	$ (11,459)
Loss per share – basic and diluted		$ (0.03)	$ (2.16)	$ (0.01)	$ (0.38)
Weighted average shares outstanding – basic and diluted		2,986,000	5,000	5,588,000	8,000

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Period from inception on October 30, 2006 to July 31, 2008	Nine Month Period Ended July 31, 2008	Nine Month Period Ended July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(113,437)	$ (99,092)	$(10,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	21,000	9,000	9,000
Write off oil and gas costs	25,000	25,000	-
Changes in operating assets and liabilities:
Accounts payable	20,343	19,494	849
Exploration Advance	(20,000)	(20,000)	-
Due to related parties	-	-	1,965
Cash used in operating activities	(67,094)	(65,598)	996
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	2,814	849	-
Common stock subscribed	-	-	3,228
Proceeds from issuance of common stock	114,440	42,000	-
Cash provided by financing activities	117,254	42,849	3,228
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas expenditures	(44,810)	(44,810)	-
Cash used by investing activities	(44,810)	(44,810	-
Change in cash during the period	5,350	(67,559)	4,224
Cash, beginning of period	-	72,909	-
Cash, end of period	$ 5,350	$5,350	$ 4,224
Supplemental disclosures
Interest paid	$ -	$ -	$ -
Income tax paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF SHAREHOLDER’S EQUITY
(Expressed in US dollars)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Donated Capital	Accumulated other Comprehensive Income	Deficit	Total
	Number of Shares	Amount
Opening Balance October 31, 2007	7,800	$ 1	$ 779	71,660	$ 12,000	-	$ (14,345)	$ 70,095
Issuance of common stock for cash	5,592,100	559	113,101	(71,660)	9,000	-	-	51,000
Net loss	-	-	-	-		-	(99,092)	(99,092)
Closing Balance July 31, 2008	5,599,900	$ 560	$ 113,880	-	$ 21,000	-	$(113,437)	$ 22,003

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted limited operations and have only nominal assets.

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

(1)	We currently own 75% of a 100% interest in two of the Leismer properties, and 75% of an 80% interest in the third Leismer property ur registration statement on a Form S-1 registering an aggregate of 192,400 shares of our common stock became effective on August 29, 2008.  We registered 192,000 issued common shares offered for resale by 39 selling shareholders, including 20,000 shares owned by 1389999 Alberta Ltd., a company controlled by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, and 20,000 shares owned by David Stadnyk, the spouse of Ms. Shacker. We will not receive any proceeds from the resale of shares of our common stock by the selling securityholders. We incurred all costs associated with the registration statement.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended July 31, 2008 ($)	Three Months Ended July 31, 2007 ($)	Nine Months Ended July 31, 2008 ($)	Nine Months Ended July 31, 2007 ($)	Period from October 30,2006 (inception) to July 31, 2008 ($)
Costs and Expenses:
General and Administrative	77	65	240	188	796
Foreign Exchange	71	-	(1,029)	-	(1,510)
Management Fees	1,500	1,500	4,500	4,500	10,500
Rent	1,500	1,500	4,500	4,500	10,500
Professional Fees	12,443	-	65,881	1,630	68,151
Write off of oil and gas costs	25,000	-	25,000	-	25,000
Loss and Comprehensive Loss	(40,591)	(3,065)	(99,092)	(10,818)	(113,437)
Deficit	(113,437)	(11,459)	(113,437)	(11,459)	(113,437)
Net Loss per common share (basic and diluted)	(0.01)	(0.38)	(0.03)	(2.16)	-
Weighted average common shares outstanding	5,588,000	8,000	2,986,000	5,000	-

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

We estimate our planned expenses for the next year (from August 2008) to be approximately $500,000, as summarized in the table below.

Description	Potential Completion Date	Estimated Expenses
Fund the seismic and test well program on the Medicine Hat Property	January 2009	95,000
Develop a website	March 2009	5,000
Purchase non-operated working interests in producing wells and interests in oil and gas properties	12 months	220,000
Retain a land specialist, an engineer and a geologist on a part-time basis or as independent contractors	12 months	36,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Marketing expenses	12 months	30,000
General and administrative expenses	12 months	14,000
Total		500,000

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the quarter ended July 31, 2008, we completed the following sales of unregistered securities:

•	On June 22, 2008 we issued an aggregate of 20,000 shares of common stock to one non-U.S. shareholder at a price of $0.30 per share, in exchange for cash proceeds of $6,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Purchase Agreement with Great Northern Oilsands Inc. dated June 5, 2008 (1)
10.2	Declaration of Trust (Double Halo Resources Inc.) dated June 15, 2008 (1)
10.3	Declaration of Trust (Habanero Resources Inc.) dated June 15, 2008 (1)
10.4	Declaration of Trust (Micron Enviro Systems Inc.) dated June 15, 2008 (1)
10.5	Promissory Note to David Stadnyk dated August 5, 2008 (2)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits to our Form S-1 filed on August 20, 2008
(2) Included as exhibits to our Form 10-Q filed on September 19, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Double Halo Resources Inc.
(Registrant)

/s/ Susan Shacker
Date: October 21, 2008	Susan Shacker
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director