Form 10-K
period 2008-10-31
Double Halo Resources Inc.
filed 2009-01-29
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-53575

DOUBLE HALO RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 6th Avenue SW, Suite 300
Calgary, Alberta, Canada T2P 3E5
(Address of principal executive offices)

(403) 260-5375
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of April 30, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $557,990.

As of January 29, 2009 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I

Item 1. Business

Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan”, "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Double Halo" mean Double Halo Resources Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Overview

We plan to engage in the acquisition of non-operated working interests in productive oil and natural gas wells and the exploration of development stage oil and gas properties. Currently, we own a 20% working interest in a property near Medicine Hat, Alberta (the “Medicine Hat Property”), a 75% working interest in two properties near Leismer, Alberta and a 60% working interest in a third property near Leismer, Alberta (collectively, the “Leismer Properties”). Our interest in the Medicine Hat Property is subject to a crown royalty and a 0.5% gross overriding royalty and our interest in the third Leismer property is subject to a crown royalty and two gross overriding royalties of 5% and 1%.

A crown royalty is a payment the province of Alberta receives for the production of conventional crude oil, natural gas and oil sands. It emanates from the government’s ownership of the mineral rights underlying crown lands, and is established in the Mines and Minerals Act (Alberta) and the crown agreement pertaining to the specific lands under lease.

Conventional oil and gas royalties are sliding scale royalties based on price or production. They automatically increase as the price of oil or natural gas increases and the production per well increases. The royalty rates range from a minimum of 5% at low prices and low production per well to a maximum of 40% at higher prices and higher production per well for conventional oil. For natural gas, the royalty rates range from a low of 15% to a high of 35% of production, also varying with the price and production per well.

We intend to carry out an exploration program on the Medicine Hat property and acquire non-operated working interests in productive oil and natural gas wells and interests in development stage oil and gas properties. We have only recently begun our operations and have not yet earned any revenues.

We will require capital to carry out our current business plan. We also anticipate that we will require additional financing in order to fully pursue our future business plan. We may not have sufficient financing to undertake our current and future operations and there is no assurance that we will be able to obtain the necessary financing.

We are currently negotiating to merge with or acquire a company with additional oil and gas interests. There is no guarantee that we will enter into a definitive merger or acquisition agreement with this company. If we successfully complete such a merger or acquisition our capital requirements and business plans may change substantially.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Worsley Property

On October 30, 2007 we entered into an agreement with Great Northern Oilsands Inc. to acquire the right to earn a 50% working interest in Great Northern’s interest in a seismic and test well program on a property near Worsley, Alberta (the “Worsley Property”). In exchange for this right, we paid Great Northern the sum of approximately $13,000 and we agreed to fund 50% of Great Northern’s obligations in respect of a 3-D seismic program on the Worsley Property. A 3-D seismic program includes geophysical data depicting the subsurface strata of a property in three dimensions, and typically provides a more detailed and accurate interpretation of the subsurface strata than two dimensional seismic data.

On June 5, 2008 we entered into an agreement with Great Northern to acquire, among other things, 100% of Great Northern’s 50% working interest in the Worsley Property. On June 30, 2008 we abandoned our interest in the Worsley Property when we allowed a cash call for approximately $212,000 from the operator of the property, Bounty Developments Ltd., to expire.

The Medicine Hat Property

In the June 5, 2008 agreement with Great Northern, we also acquired a 20% working interest in a seismic and test well program for oil on the Medicine Hat Property. The Medicine Hat Property consists of the north half of Section 22, Township 12, Range 5 W4M, to which is attached Alberta Crown PNG lease No. 0403050008. This represents approximately 128 hectares of land.

Our interest in the Medicine Hat Property is subject to a crown royalty and a 0.5% non-convertible gross overriding royalty payable to Covenant Resources Ltd. The operator of the Medicine Hat Property is Pine Petroleum Limited, and the cost to maintain the lease on the property is approximately $450 per year.

To date, Pine Petroleum has drilled one exploratory well on the Medicine Hat Property. The well is currently capable of producing approximately five to six barrels of oil per day, but needs to be reworked to increase its output. The lease on the Medicine Hat property was recently extended for the productive life of the well, estimated to be two to three years at a declining rate. In Pine Petroleum’s opinion, there are as many as seven more drilling locations on the Medicine Hat Property.

In order to maintain our interest in the Medicine Hat Property, we will need to secure the continuance of the lease and acquire a previously-shot 3-D seismic program to obtain a better picture of the property’s potential. We are also obligated to respond to cash calls for exploration costs from Pine Petroleum. Pine Petroleum estimates that it will cost approximately $75,000 to acquire the 3-D seismic program, for which we will be 20% responsible. If we decide to maintain our interest in the Medicine Hat Property after purchasing the 3-D seismic program, we will likely be responsible for 20% of the cost of drilling a horizontal well to create a bigger sink from which to extract any oil. Pine Petroleum estimates the cost of drilling such a well to be approximately $400,000.

The Patch Oilsands Limited Partnership, the Leismer Properties and Other Interests

In addition to the 50% working interest in the Worsley Property and the 20% working interest in the Medicine Hat Property, in the June 5, 2008 agreement with Great Northern we also acquired 100% of Great Northern’s interest in the Patch Oilsands Limited Partnership (the “Limited Partnership”) and a 1% royalty on a 5% working interest in various properties located in Morgan County, Tennessee (the “Morgan Properties”). We do not consider our royalty interest in the Morgan Properties to be material and we do not anticipate that we will generate any revenues from this royalty interest.

The Limited Partnership was registered in British Columbia on February 27, 2006 by Patch Oilsands Ltd., a wholly owned subsidiary of Patch Energy Inc. formed in British Columbia on February 3, 2006. The purpose of the Limited Partnership was to pursue the acquisition, exploration and development of land or other property interests primarily in the Alberta oil sands area of Canada. Patch Oilsands Ltd. is now our wholly owned subsidiary.

The terms of the Limited Partnership were defined in a limited partnership agreement dated May 31, 2006 (the “Partnership Agreement”) between Patch Oilsands Ltd., as general partner, and Patch Energy Inc., Habanero Resources Inc. and Micron Enviro Systems Inc. as limited partners. The terms of the Partnership Agreement entitled Patch Energy to hold 75% of the limited partnership units while Habanero and Micron were entitled to hold 20.8333% and 4.1667% of the limited partnership units, respectively. Patch Energy was also permitted to subscribe for additional units at a preferential rate to both Habanero and Micron.

In an asset purchase agreement dated March 8, 2007, Patch Energy transferred its interest in the Limited Partnership to Great Northern, from whom we acquired our interest.

The Limited Partnership was dissolved effective June 15, 2008. Pursuant to the dissolution, Patch Oilsands Ltd., our wholly owned subsidiary, proposed that the assets of the Limited Partnership be distributed to us, Habanero and Micron as undivided interests in lieu of the distribution set out in Section 13.2 of the Partnership Agreement. As a result, Patch Oilsands Ltd. currently holds in trust our 75% working interest, Habanero’s 20.8333% working interest and Micron’s 4.1667% working interest in the assets of the Limited Partnership. These assets consist of the following working interests in the Leismer Properties, located in the Athabasca oil sands region of Alberta, which comprise approximately 640 hectares in total:

•	an 80% interest in the west half of Section 19, Township 77, Range 9 W4M, to which is attached Alberta Oil Sands Lease No. 7406020414;

•	a 100% interest in Section 5, Township 78, Range 8 W4M, to which is attached Alberta Oil Sands Lease No. L0453; and

•	a 100% interest in Section 11, Township 78, Range 9 W4M, to which is attached Alberta Oil Sands Lease No. L0476.

Our interest in the Section 19 property is subject to a crown royalty, a 5% non-convertible gross overriding royalty payable to the operator, Bounty Developments Ltd., and a 1% non-convertible gross overriding royalty payable to Tlell Developments Inc. The lease on the Section 19 property expires on February 9, 2021, and the cost to maintain it is approximately $1,000 per year. We have been advised by Bounty Developments that the seismic operations on the Section 19 property are now complete, that the data has been assessed, and that no further work will be performed on it at this time.

The other two Leismer Properties do not currently have an operator and we have no plans to carry out any exploration activities on them. We are currently looking for a buyer to purchase our interests in these properties.

Other than our interests in the Medicine Hat Property, the Morgan Properties and the Leismer Properties, we do not own or have any rights to acquire any interests in any other oil and gas properties.

We have an executive office located at Suite 300, 840 6th Avenue SW, Calgary, Alberta T2P 3E5. This office is approximately 400 square feet in size. As of January 29, 2009 we had not entered into any lease agreements for these premises. However, from our inception on October 30, 2006 to October 31, 2008 we recognized $12,000 in rent expenses at $500 per month for this space.

We also have an executive office located at Suite 1220 – 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8. These premises were donated by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

Item 3.  Legal Proceedings

As of January 29, 2009 neither we nor our wholly owned subsidiary is a party to, nor are any of the properties in which we have an interest the subject of, any material pending legal proceedings. In addition, our management is not aware of any such proceedings contemplated against us by any governmental authority.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol DHLO.OB. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock only became eligible for quotation on the OTC Bulletin Board on October 31, 2008. As such, there were no high and low bid quotations of our common stock prior to the end of the period covered by this annual report.

Holders

As of January 29, 2009 there were approximately 43 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock shares in street name.

Dividends

As of January 29, 2009 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of January 29, 2009 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between August 1, 2008 and October 31, 2008.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on October 30, 2006 to October 31, 2008 we did not generate any revenues. As of October 31, 2008 we had total assets of $40,133 and total liabilities of $67,546. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on October 30, 2006 to October 31, 2008 we incurred total expenses of $449,550, including $12,000 in management fees, $12,000 in rent, $97,354 in professional fees, $449,550 in stock-based compensation, $4,020 in foreign exchange losses and $1,129 in general and administrative expenses. We also wrote off $25,000 in oil and gas costs related to the expiration of our interest in the Worsley Property. Our general and administrative expenses consisted primarily of bank and interest charges, subscription fees and general office expenses.

For the fiscal year ended October 31, 2008 we incurred total expenses of $561,708, including $6,000 in management fees, $6,000 in rent, $95,084 in professional fees, $449,550 in stock-based compensation, $4,501 in foreign exchange losses and $573 in general and administrative expenses. We also wrote off $25,000 in oil and gas costs related to the expiration of our interest in the Worsley Property. For the period from our inception on October 30, 2006 to October 31, 2007 we incurred total expenses of $14,305, including $6,000 in management fees, $6,000 in rent, $2,270 in professional fees, $481 in foreign exchange gains and $556 in general and administrative expenses.

From our inception on October 30, 2006 to October 31, 2008 we recognized $500 per month for management services provided by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer. We also recognized $500 per month for rent for office space provided by Ms. Shacker throughout the same period.

Our professional fees include legal, accounting and auditing fees.

Net Loss

From our inception on October 30, 2006 to October 31, 2008 we incurred a net loss of $601,053. For the fiscal year ended October 31, 2008 we incurred a net loss of $586,708. For the period from our inception on October 30, 2006 to October 31, 2007 we incurred a net loss of $14,345.

Liquidity and Capital Resources

As of October 31, 2008 we had $323 in cash, $20,323 in total current assets, $67,456 in total current liabilities and a working capital deficit of $47,133. As of October 31, 2008 we had an accumulated deficit of $601,053.

We are solely dependent on the funds raised through our equity financing. Our net loss of $601.053 from our inception on October 30, 2006 to October 31, 2008 was funded by our equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities as described in the following table:

Date of Subscription	Type of Security Issued	Number of Securities Issued	Price per Security ($)	Total Funds Received ($)
November 2006	Common Stock	4,500,000	0.0001	450
February 2007	Common Stock	7,800	0.10	780
January 2008	Common Stock	1,072,100	0.10	107,210
June 2008	Common Stock	20,000	0.30	6,000
October 2008	Common Stock	(143,500) (1)	0.10	(14,350)
Total		5,456,400		100,090

(1)
On October 23, 2008 we entered into rescission agreements with four investors to cancel the shares of our common stock issued to each investor and return the shares to treasury in exchange for returning the original investment amount to each investor.

From our inception on October 30, 2006 to October 31, 2008 we spent $54,957 on operating activities. For the fiscal year ended October 31, 2008 we spent $55,426 on operating activities. From our inception on October 30, 2006 to October 31, 2007 we spent $469 on operating activities.

From our inception on October 30, 2006 to October 31, 2008 we spent $44,810 on investing activities related to our oil and gas properties. For the fiscal year ended October 31, 2008 we spent $44,810 on investing activities. We did not engage in any investing activities from our inception on October 30, 2006 to October 31, 2007.

From our inception on October 30, 2006 to October 31, 2008 we received $100,090 from financing activities. For the fiscal year ended October 31, 2008 we received $27,650 from financing activities. From our inception on October 30, 2006 to October 31, 2007 we received $72,440 from financing activities.

The decrease in cash for the year ended October 31, 2008 was $72,586 due to our operating and investing activities.

For the next 12 months we intend to:

•	carry out a seismic and test well program on the Medicine Hat Property;

•	develop a website;

•	complete private and/or public financing to cover the cost of acquiring additional non-operated interests in producing wells and interests in development stage oil and gas properties; and

•	retain a land specialist, an engineer and a geologist to assist us in developing our business.

We are currently negotiating to merge with or acquire a company with oil and gas interests. There is no guarantee that we will enter into a definitive merger or acquisition agreement with this company. If we successfully complete such a merger or acquisition our capital requirements and business plans may change substantially.

Currently, we only own a 20% working interest subject to a crown royalty and a 0.5% gross overriding royalty in the Medicine Hat Property, a 75% working interest in two of the Leismer Properties and a 60% working interest in the third Leismer Property subject to a crown royalty, a 5% gross overriding royalty and a 1% gross overriding royalty. We expect to require approximately $500,000 in financing to maintain our interest in the Medicine Hat Property and carry out our planned operations and exploration activities over the next 12 months.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Fund the seismic and test well program on the Medicine Hat Property	March 2009	95,000
Develop a website	May 2009	5,000
Purchase non-operated working interests in producing wells and interests in oil and gas properties	12 months	220,000
Retain a land specialist, an engineer and a geologist on a part-time basis or as independent contractors	12 months	36,000
Management fees	12 months	6,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Rent	12 months	6,000
Marketing expenses	12 months	30,000
General and administrative expenses	12 months	2,000
Total		500,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $499,700 (a total of approximately $500,000 less our $300 in cash as of October 31, 2008) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Due to our limited financial resources, there is no guarantee that we will be able to acquire interests in properties that merit further exploration. If we acquire an interest in a property, then our plan is to conduct oil and gas exploration of the property. In any event, we anticipate that any property acquisitions and any exploration activities that we may undertake will require us to obtain additional financing.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned exploration activities. In the absence of such financing, we will not be able to purchase non-operated working interests in existing wells or carry out exploration programs on any acquired properties. Even if we are successful in obtaining equity financing to fund our operations and exploration activities, there is no assurance that we will obtain the amount necessary to pursue the advanced exploration of any acquired properties following the completion of preliminary exploration. If we do not continue to obtain financing, we may be forced to abandon our business plan or our property interests.

We also hope to obtain additional financing as part of the merger or acquisition agreement that we are currently negotiating. However, there is no guarantee that we will enter into a definitive merger or acquisition agreement. If we successfully complete a merger or acquisition our capital requirements and business plans may change substantially.

Modifications to our current plans will be based on many factors, including the results of exploration programs, the assessment of data, weather conditions, exploration costs, the price of oil and gas and the amount of available capital. Further, the extent to which we carry out our exploration programs is dependent upon the amount of financing available to us.

We may also consider entering into joint ventures or other strategic arrangements to provide the required funding to pursue the drilling and advanced exploration of our potential properties. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in any project to our joint venture partner(s). The assignment of this interest would be conditional upon the contribution of capital by the joint venture partner(s) to enable the advanced exploration on the properties to proceed. There is no assurance that any third party would enter into a joint venture agreement with us in order to fund the exploration component of any potential project.

We intend to raise the balance of our cash requirements for the next 12 months (approximately $499,700) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

Going Concern

We have not generated any revenues and are dependent upon obtaining outside financing to carry out our operations and pursue any acquisition and exploration activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Oil and gas interests

We use the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas properties, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and the costs of drilling productive and non-productive wells into the full cost pool on a country-by-country basis. As of January 29, 2009 our properties have unproved reserves. When we obtain proved oil and gas reserves, capitalized costs, including estimated costs to develop the proved reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such a determination is made we assess annually whether impairment has occurred, and include in the amortization base drilling exploratory dry holes associated with unproved properties.

Foreign currency translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising through the settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of the date of this Prospectus, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

DOUBLE HALO RESOURCES INC..
(An Exploration Stage Company)
Financial Statements as of October 31, 2008

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Double Halo Resources Inc.

We have audited the accompanying consolidated balance sheets of Double Halo Resources Inc. as at October 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on October 30, 2006 to October 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and for the period from inception on October 30, 2006 to October 31, 2007in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of October 31, 2008.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Accountants

January 26, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947  Fax (604) 687-6172

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
AS AT OCTOBER 31

	2008	2007

ASSETS

Current
Cash	$323	$72,909
Exploration advance	20,000	-

Total current assets	20,323	72,909

Oil and gas properties (Note 3)	19,810	-

Total assets	$40,133	$72,909

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$33,984	$849
Due to related parties (Note 4(b))	33,562	1,965

	67,546	2,814

Commitments and contingencies (Notes 1 and 3)

Stockholders Equity (deficiency)
Capital stock, 100,000,000 shares authorized, $0.0001 par value 5,456,400 shares issued outstanding (October 31, 2007 – 7,800 shares)	546	1

Additional paid-in capital	573,094	12,779

Capital stock subscribed	-	71,660

Deficit accumulated during the exploration stage	(601,053)	(14,345)

Total stockholders’ equity (deficiency)	(27,413)	70,095

Total liabilities and stockholders’ equity (deficiency)	$40,133	$72,909

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)

	Period from Inception on October 30, 2006 to October 31, 2008	Year ended October 31, 2008	Period from Inception on October 30, 2006 to October 31, 2007

EXPENSES
General and administrative	$1,129	$573	$556
Foreign exchange (gain) loss	4,020	4,501	(481)
Management fees (Note 4(a))	12,000	6,000	6,000
Rent (Note 4(a))	12,000	6,000	6,000
Professional fees	97,354	95,084	2,270
Stock-based compensation (Note 5c)	449,550	449,550	-

	576,053	561,708	14,345

OTHER ITEMS
Write off oil and gas costs	25,000	25,000	-

Loss and comprehensive loss for period	$601,053	$586,708	$14,345

Loss per share – basic and diluted		$(0.16)	$(2.39)

Weighted average shares outstanding – basic and diluted		3,641,000	6,000

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Period from Inception on October 30, 2006 to October 31, 2008	From November 1, 2007 to October 31, 2008	Period from Inception on October 30, 2006 to October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(601,053)	$(586,708)	$(14,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	24,000	12,000	12,000
Write off oil and gas costs	25,000	25,000	-
Stock-based compensation	449,550	449,550	-
Changes in operating assets and liabilities:
Accounts payable	33,984	33,135	849
Exploration advance	(20,000)	(20,000)	-
Due to related parties	33,562	31,597	1,965

Cash provided by (used in) operating activities	(54,957)	(55,426)	469

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock subscribed	71,660	-	71,660
Proceeds from issuance of capital stock	42,780	42,000	780
Repurchase of capital stock	(14,350)	(14,350)	-

Cash provided by financing activities	100,090	27,650	72,440

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas expenditures	(44,810)	(44,810)	-

Cash used in investing activities	(44,810)	(44,810)	-

Change in cash during the period	323	(72,586)	72,909

Cash, beginning of period	-	72,909	-

Cash, end of period	$323	323	$72,909

Supplemental disclosures
Interest paid	$-	$-	$-
Income tax paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US dollars)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Subscribed	Deficit Accumulated During the Exploration Stage	Total Stockholders Equity (Deficiency)

Balance, October 30, 2006 (date of Inception	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(640)	(640)

Balance, October 30, 2006	-	-	-	-	(640)	(640)

Issuance of capital stock for cash	7,800	1	779	-	-	780
Common stock subscribed	-	-	-	71,660	-	71,660

Donated services and rent	-	-	12,000	-	-	12,000
Net loss	-	-	-	-	(37,705)	(13,705)

October 31, 2007	7,800	1	12,779	71,660	(14,345)	70,095

Issuance of capital stock for cash	5,592,100	559	113,101	(71,660)	-	42,000
Cancellation of capital stock	(143,500)	(14)	(14,336)	-	-	(14,350)

Donated services and rent	-	-	12,000	-	-	12,000

Stock-based compensation	-	-	449,550	-	-	70,095

Net loss	-	-	-	-	(586,708)	(137,158)

October 31, 2008	5,456,400	546	573,094	-	(601,053)	(27,413)

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

1.           NATURE AND CONTINUANCE OF OPERATIONS

Double Halo Resources Inc. (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas resources. The Company has not presently determined whether its properties contain oil and gas reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2008, the Company has accumulated losses of $151,503 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.           SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

Use of estimates

The preparation of consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

            Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Patch Oilsands Ltd. (Patch Oilsands) from June 5, 2008 which is incorporated under the laws of British Columbia, Canada.

Loss per share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  At October 31, 2008 and 2007, the Company did not have any potentially dilutive shares outstanding.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Cash and cash equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.

Oil and gas interests

The Company utilizes the full-cost method of accounting for oil and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2008, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. A ceiling test is applied to the proven properties for each cost center and for the aggregate of all cost centers by comparing the net capitalized costs to the estimated future net revenues from production of estimated proved reserves discounted at 10 percent, plus the costs of unproved properties net of impairment.  Any excess capitalized costs are written off to expense.  Further, the ceiling test for the aggregate of all cost centers is required to include the effects of future removal and site restoration costs, general and administrative expenses, financing costs and income taxes.  The calculation of future net revenues is based upon prices, costs and regulations in effect at each year end.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Unproved properties are assessed for impairment on an annual basis by applying factors that rely on historical experience.  In general, the Company may write-off any unproved property under one or more of the following conditions:

a)	there are no firm plans for further drilling on the unproved property; and

b)	negative results were obtained from studies of the unproved property.

Long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Asset retirement obligations

The Company records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and normal use of the long-lived assets. The Company also records a corresponding asset which is amortized over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time (accretion expense) and changes in the estimated future cash flows underlying the obligation (asset retirement cost). For the periods presented, the Company did not have any significant asset retirement obligations.

Financial instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturities of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income taxes

The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign currency translation

The Company’s functional and reporting currency is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in a foreign currency are translated at the historical rate. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent issued accounting pronouncements

FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of FAS 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company adopted FAS 157 on November 1, 2007, and unutilized the one year deferral for non-financial assets and non-financial liabilities that was granted by SFAS 157-2.  The adoption of FAS 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earning. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has determined that the adoption of SFAS No. 159 will not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for the first annual reporting period beginning on or after December 15, 2008. Management has determined that the adoption of SFAS No. 141(R) will not have a material impact on the financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

2.           SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows.  The Company is currently reviewing the provision of FAS No. 161 and has not yet adopted the statement. FAS No. 161 are effective for fiscal years beginning on or after November 15, 2007. However, as the provision of FAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS No. 161 will have a material impact on its operating results, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on the financial statements.

3.           OIL AND GAS PROPERTIES

a)
On October 30, 2007, the Company entered into an agreement to acquire up to 50% of the vendor’s 50% interest in an oil and gas property (Worsley Property) located in Alberta, Canada in consideration for a cash payment of $12,500 (paid), and payment of up to 50% of the vendor’s interest in a seismic and test well program.

b)
On June 5, 2008, the Company entered into a purchase agreement to acquire 20% of an Alberta Crown PNG Lease in Alberta, Canada and 100% of the vendor’s 50% interest in the Worsley Property and 100% of the vendor’s 75% interest in the Patch Oilsands Limited Partnership (the “Partnership”) in consideration for a cash payment of $32,310 (CAD$32,000).

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

3.           OIL AND GAS PROPERTIES  (cont’d…)

c)
The Partnership was dissolved on June 15, 2008, at which time the Company’s 75% interest in the assets of the Partnership, which consists of interests in certain oil and gas properties, was transferred to its wholly owned subsidiary, Patch Oilsands Ltd.

d)
On June 30, 2008 the Company abandoned the interest in the Worsley Property when the company allowed a cash call for approximately $212,000 from the operator of the property, Bounty Developments Ltd., to expire.

  As at October 31, 2008, all the oil and gas properties are unproved and excluded from depletion calculations.

4.           RELATED PARTY TRANSACTIONS

a)
During the period ended October 31, 2008, the Company recognized a total of $6,000 (2007 - $6,000) for management services at $500 per month provided by the President of the Company, and $6,000 (2007 - $6,000) for rent at $500 per month provided by the President of the Company.

b)
At October 31, 2008, the Company is indebted to a director of the Company for $33,562 (October 31, 2007 - $1,965), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

5.           COMMON STOCK

a)	During the year ended October 31, 2007, the Company issued 7,800 shares of common stock for $780.

b)	During the year ended October 31, 2007, the Company received subscriptions of $71,660 for 716,000 shares of common stock issued pursuant to a private placement at $0.10 per share.

c)
During the year ended October 31, 2007, the Company received subscriptions of $450 from the President of the Company for 4,500,000 shares of common stocks pursuant to a private placement at $0.0001 per share. On March 19, 2008, the shares were issued. At October 31, 2007, $450 was included in common stock subscribed. Stock-based compensation was recorded during the year ended October 31, 2008, representing the difference between the fair value of the common shares and the consideration received.

d)
On January 15, 2008, the Company issued 1,072,100 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $107,210. At October 31, 2007, the Company had included proceeds from this private placement of $71,210 in common stock subscribed.

e)	On June 12, 2008, the Company received subscriptions of $6,000 for 20,000 shares of common stock pursuant to a private placement at $0.30 per share. On June 22, 2008, the shares were issued.

f)	On October 23, 2008 the Company cancelled 143,500 shares of common stock for cash consideration of $14,350 cancellation pursuant to rescission agreements dated October 23, 2008.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
OCTOBER 31, 2008

6.           DEFERRED INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $77,500 available to offset taxable income in future years which expires in fiscal 2028. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years.  Pursuant to SFAS No. 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2008	October 31,2007

Income tax recovery at statutory rate	$(199,481)	$(4,797)
Items non deductible for tax purposes	165,427	4,200
Non recognized benefit of non capital losses carried forward	34,054	597

Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	October 31, 2008	October 31, 2007

Net operating loss carryforward	$34,851	$224
Oil and gas properties	8,500	-
Valuation allowance	(43,351)	(224)

Net deferred income tax asset	$-	$-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance isreviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

7.           SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources in assessing performance.  All of the Company’s operations are within the oil and gas sector with all of the Company’s oil and gas properties located in Canada.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Not applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on the evaluation of these disclosure controls and procedures, our managment concluded that our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control

During the fiscal year ended October 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of January 29, 2009.

Name	Age	Position
Susan Shacker	45	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Our current director will serve as such until our next annual shareholder meeting or until her successor is elected who accepts the position. Our current executive officer hold her positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Susan Shacker, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Susan Shacker has been our President, Secretary, Treasurer and director since our inception on October 30, 2006 and was appointed as our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer on February 18, 2008. From May 2006 to the present, Ms. Shacker has worked as an administrative consultant with Park Place Energy Corp., and from September 2005 to December 2006 she held the same position with Patch International Inc. Both of these companies are oil and gas exploration companies.

From 2001 to 2005, Ms. Shacker taught full-time at Vancouver Community College. Prior to that, she spent several years in corporate communications for multiple publicly traded companies. During her career, Ms. Shacker has been involved in financings for both private and public companies. She is not currently a director of any other public company or any company registered as an investment company.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business. If we are able to retain a land specialist, an engineer and a geologist on a part-time basis or as independent contractors, we expect these individuals to make a significant contribution to our business. Also, if we enter into a definitive merger or acquisition agreement with the company with which we are currently negotiating, we plan to appoint several additional individuals to the Board of Directors and as officers.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

As of October 31, 2008 we did not have a class of securities registered under Section 12 of the Exchange Act. Therefore, none of our directors, officers or ten percent (10%) stockholders were required for file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Director Nominees

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us from our inception on October 30, 2006 to October 31, 2008. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals. We did, however, recognize $500 per month for management services provided by Susan Shacker, our sole executive officer and director.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.

Compensation of Directors

We do not pay our sole director any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of January 29, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Neither we nor our wholly owned subsidiary have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of January 29, 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of January 29, 2009, there were 5,456,400 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Common Stock	Susan Shacker (1) 1567 West 28th Street Vancouver, BC V6J 2Y4	4,620,000 (2)	84.6
All Officers and Directors as a Group		4,620,000	84.6

(1)	Susan Shacker is our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director.

(2)	Includes 4,500,000 shares held by 1389999 Alberta Ltd., a company over which Susan Shacker has sole voting and investment power, and 120,000 shares held by David Stadnyk, the spouse of Ms. Shacker.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 19, 2008 we issued 4,500,000 shares of our common stock at $0.0001 per share to 1389999 Alberta Ltd. in exchange for cash proceeds of $450. 1389999 Alberta Ltd. is a company over which Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, has sole voting and investment power.

On January 15, 2008 we issued 120,000 shares of our common stock at $0.10 per share to David Stadnyk, our Chief Operating Officer from October 1, 2007 to February 15, 2008, and the spouse of Susan Shacker, for cash proceeds of $12,000.

On August 4, 2008 we received a shareholder loan of approximately $4,000 from David Stadnyk. On August 5, 2008 we issued a promissory note to Mr. Stadnyk in this amount that is unsecured, non-interest-bearing, payable on demand and has no specific terms of repayment.

As of October 31, 2008 we were indebted $33,562 to Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, for expenses paid on our behalf. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

During the period ended October 31, 2008, we also recognized a total of $6,000 (2007 - $6,000) for management services at $500 per month donated by Susan Shacker, and a total of $6,000 (2007 - $6,000) for rent at $500 per month donated by Ms. Shacker.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We also do not have a definition of independence as our sole director is also employed in management positions as an executive officer. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Davidson & Company LLP, in connection with the audit of our financial statements for the years ended October 31, 2008 and 2007, and any other fees billed for services rendered by our auditors during these periods.

Davidson & Company
Period from November 1, 2007 to October 31, 2008
Audit fees	$7,500
Audit-related fees	$5,500
Tax fees	$0
All other fees	$0
Total	$13,000

Davidson & Company
Period from October 30, 2006 to October 31, 2007
Audit fees	$10,000
Audit-related fees	$5,000
Tax fees	$0
All other fees	$0
Total	$15,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2008

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)    Financial Statements

See the “Index to Consolidated Financial Statements” set forth on page F-1.

(a)(2)    Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to Articles of Incorporation (1)
10.1	Purchase Agreement with Great Northern Oilsands Inc. dated June 5, 2008 (1)
10.2	Limited Partnership Agreement between Patch Oilsands Ltd., Patch Energy Inc., Habanero Resources Inc. and Micron Enviro Systems Inc. dated May 31, 2006 (1)
10.3	Declaration of Trust (Double Halo Resources Inc.) dated June 15, 2008 (1)
10.4	Promissory Note to David Stadnyk dated August 5, 2008 (2)
31.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Included as exhibits to our Form S-1 filed on August 20, 2008.
(2)           Included as an exhibit to our Form 10-Q filed on September 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2009	Double Halo Resources Inc.

	By:	/s/ Susan Shacker
Susan Shacker
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Susan Shacker	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	January 29, 2009
Susan Shacker