Form 10-Q
period 2009-01-31
Double Halo Resources Inc.
filed 2009-03-13
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer o   Accelerated filer o   Non-accelerated filer o   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑   No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 13, 2009 the registrant’s outstanding common stock consisted of 5,456,400 shares.

Table of Contents

PART I – FINANCIAL INFORMATION

  PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim consolidated financial statements of Double Halo Resources Inc. follow. All currency references in this report are to U.S. dollars unless otherwise noted.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
January 31, 2009
(Expressed in US dollars)
(Unaudited)

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
(Unaudited)

	January 31, 2009	October 31, 2008
	$	$
ASSETS

Current
Cash	$12,342	$323
Exploration advance	20,000	20,000
Total current assets	32,342	20,323

Oil and gas properties (Note 3)	19,810	19,810

Total assets	$52,152	$40,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current
Accounts payable and accrued liabilities	$23,793	$33,984
Note payable (Note 6)	18,000	-
Due to related parties (Note 4(b))	46,083	33,562

	87,876	67,546

Commitments and contingencies (Notes 1 and 3)

Shareholders Equity
Capital stock, 100,000,000 shares authorized, $0.0001 par value 5,456,400 shares issued outstanding (October 31, 2008 – 5,456,400 shares)	546	546

Additional paid-in capital	576,094	573,094

Deficit accumulated during the exploration stage	(612,364)	(601,053)

Total stockholders’ equity	(35,724)	(27,413)

Total liabilities and stockholders’ equity (deficiency)	$52,152	$40,133

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US dollars)
(Unaudited)

	Period from Inception on October 30, 2006 to January 31, 2009	Three Month Period Ended January 31, 2009	Three Month Period Ended January 31, 2008

EXPENSES
General and administrative	$5,329	$80	$406
Management fees (Note 4(a))	13,500	1,500	1,500
Rent (Note 4(a))	13,500	1,500	1,500
Stock-based compensation	449,550	-	-
Professional fees	105,485	8,131	36,909
	587,364	11,311	40,315
OTHER ITEMS Write off oil and gas costs	25,000	-	-
Loss and comprehensive loss for period	$(612,364)	$(11,311)	$(40,315)

Deficit, beginning of period	-	(601,053)	(14,345)

Deficit, end of period	$(612,364)	$(612,364)	$(54,660)

Loss per share – basic and diluted		$(0.002)	$(0.21)

Weighted average shares outstanding – basic and diluted		5,456,000	194,000

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited)

	Period from inception on October 30, 2006 to January 31, 2009	Three Month Period Ended January 31, 2009	Three Month Period Ended January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(612,364)	$(11,311)	$(40,315)

Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	27,000	3,000	3,000
Write off oil and gas costs	25,000	-	-
Stock-based compensation	449,550	-	-
Changes in operating assets and liabilities:
Accounts payable	41,794	7,810	25,564
Exploration Advance	(20,000)	-	-
Due to related parties	46,083	12,521	-

Cash provided by (used in) operating activities	(42,937)	12,020	(11,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	-	-	10,500
Capital stock subscribed	71,660	-	-
Proceeds from issuance of common stock	42,780	-	36,600
Repurchase of capital stock	(14,350)	-	-

Cash provided by financing activities	100,090	-	46,500

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas expenditures	(44,810)	-	-

Cash used in investing activities	(44,810)	-	-

Change in cash during the period	12,343	12,020	34,749

Cash, beginning of period	-	323	72,909

Cash, end of period	$12,343	$12,343	$107,658

Supplemental disclosures
Interest paid	$-	$-	$-
Income tax paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US dollars)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Common Stock Subscribed	Deficit Accumulated During the Exploration Stage	Total Stockholders Equity(Deficiency)
	Number of Shares	Amount

October 31, 2007	7,800	$1	$12,779	$71,660	$(14,345)	$70,095

Issuance of capital stock for cash	5,592,100	559	113,101	(71,660)	-	42,000

Cancellation of capital stock	(143,500)	(14)	(14,336)	-	-	(14,350)

Donated services and rent	-	-	12,000	-	-	12,000

Stock-based compensation	-	-	449,550	-	-	70,095

Net loss	-	-	-	-	(586,708)	(137,158)

October 31, 2008	5,456,400	546	573,094	-	(601,053)	(27,413)

Issuance of capital stock for cash	-	-	-	-	-	-

Cancellation of capital stock	-	-	-	-	-	-

Donated services and rent	-	-	3,000	-	-	3,000

Stock-based compensation	-	-	-	-	-	-

Net loss	-	-	-	-	(11,311)	(11,311)

October 31, 2008	5,456,400	$546	$576,094	-	(612,364)	(35,724)

The accompanying notes are an integral part of these consolidated financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
JANUARY 31, 2009

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2009, the Company has accumulated losses of $612,364 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.         SIGNIFICANT ACCOUNTING POLICIES

The accompanying unadited consolidated financial statements have been prepared by the Company in conformity notes are with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended October 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent issued accounting pronouncements

FASB Staff Position 157-2 (“SFAS 157-2”) delayed the effective date of FAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS No. 157 on November 1, 2007, and unutilized the one year deferral for non-financial assets and non-financial liabilities that was granted by SFAS 157-2. The adoption of FAS No. 157 did not have a material impact on the Company’s financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
JANUARY 31, 2009

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earning. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management has determined that the adoption of SFAS 159 will not have a material impact on the financial statements.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position, and cash flows.  The Company is currently reviewing the provision of FAS No. 161 and has not yet adopted the statement. FAS No. 161 is effective for fiscal years beginning on or after November 15, 2007. However, as the provision of FAS No. 161 are only related to disclosure of derivative and hedging activities, the Company does not believe the adoption of FAS No. 161 will have a material impact on its operating results, financial position or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on the financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP No. EITF 03-6-1 will not have an impact on the financial statements.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
JANUARY 31, 2009

3.         OIL AND GAS PROPERTIES

a)
On October 30, 2007, the Company entered into an agreement to acquire up to 50% of the vendor’s 50% interest in an oil and gas property (the “Worsley Property”) located in Alberta, Canada in consideration for a cash payment of $12,500 (paid), and payment of up to 50% of the vendor’s interest in a seismic and test well program.

b)
On June 5, 2008, the Company entered into a purchase agreement to acquire 20% of an Alberta Crown PNG Lease in Alberta, Canada and 100% of the vendor’s 50% interest in the Worsley Property in consideration for a cash payment of $32,310 (CAD$32,000).

c)
The Partnership was dissolved on June 15, 2008, at which time the Company’s 75% interest in the assets of the Partnership, which consist of interest in certain oil and gas properties, was transferred to in wholly owned subsidiary, Patch Oilsands Ltd.

d)
On June 30, 2008, the Company abandoned the interest in the Worsley Property when the company allowed a cash call for approximately $212,000 from the operator of the property, Bounty Developments Ltd., to expire.

As at October 31, 2008, all the oil and gas properties are unproved and excluded from depletion calculations.

4.         RELATED PARTY TRANSACTIONS

a)
During the period ended January 31, 2009, the Company recognized a total of $1,500 (2008 - $1,500) for management services at $500 per month provided by the President of the Company, and $1,500 (2008 - $1,500) for rent at $500 per month provided by the President of the Company.

b)
At January 31, 2009, the Company is indebted to a director of the Company for $46,083 (January 31, 2008 - $1,965), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

5.         COMMON STOCK

a)	During the year ended October 31, 2007, the Company issued 7,800 shares of common stock for $780.

b)	During the year ended October 31, 2007, the Company received subscriptions of $71,660 for 716,000 shares of common stock issued pursuant to a private placement at $0.10 per share.

c)
During the year ended October 31, 2007, the Company received subscriptions of $450 from the President of the Company for 4,500,000 shares of common stocks pursuant to a private placement at $0.0001 per share.  On March 19, 2008, the shares were issued. At October 31, 2007, $450 was included in common stock subscribed. Stock-based compensation was recorder during the year ended October 31, 2008, representing the difference between the fair value of the common shares and the consideration received.

d)
On January 15, 2008, the Company issued 1,072,100 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $107,210.  At October 31, 2007, the Company had included proceeds from this private placement of $71,210 in common stock subscribed.

DOUBLE HALO RESOURCES INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in US dollars)
JANUARY 31, 2009

5.         COMMON STOCK (cont’d…)

e)	On June 12, 2008, the Company received subscriptions of $6,000 for 20,000 shares of common stock pursuant to a private placement at $0.30 per share. On June 22, 2008, the shares were issued.

f)	On October 23, 2008, the Company repurchased 143,500 common shares for cash consideration of $14,350, which were surrendered for cancellation pursuant to rescission agreements dated October 23, 2008.

6.         NOTE PAYBLE

   On January 20, 2009, Company signed a demand promissory note to borrow a principal amount of CND $22,500, at 5% interest per annum, compounded annually, from Fifth Avenue Diversified Inc.

7.         SUBSEQUENT EVENT

      On February 23, 2009, the Company appointed American Registrar & Transfer Co. as the registrar and transfer agent, effective March 25, 2009. The Company terminated its transfer agent agreement with Island Capital Management, LCC, dba Island Stock Transfer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Double Halo Resources Inc. (“Double Halo”, “we”, “our” or “us”) was incorporated as a Nevada company on October 30, 2006. We have been engaged in the acquisition and exploration of oil and gas properties since our inception. We have one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we have acquired properties in Leismer, Alberta. Our common stock is quoted on the OTC Bulletin Board under the symbol “DHLO”.

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

(1)  We currently own 75% of a 100% interest in two of the Leismer properties, and 75% of an 80% interest in the third Leismer property

Our registration statement on a Form S-1 registering an aggregate of 192,400 shares of our common stock became effective on August 29, 2008. The 192,000 shares registered for resale by the 39 selling shareholders include 20,000 shares owned by 1389999 Alberta Ltd., a company controlled by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, and 20,000 shares owned by David Stadnyk, the spouse of Ms. Shacker. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

Uncertainties

We are a development stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $100,090 through private placements of our common stock.

Our most advanced projects are at the exploration stage and there is no guarantee that any of the properties in which we have an interest contain commercially viable quantities of oil and gas. We plan to undertake further exploration of the properties, and exploration beyond the scope of our planned activities will be required before we make a final evaluation regarding the economic feasibility of drilling on any of them. There is no assurance that further exploration will result in a final evaluation that commercially viable quantities of oil and gas exist on any of the properties.

We anticipate that we will require additional financing in order to complete our exploration of the properties. We do not currently have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to so. Accordingly, there is uncertainty about our ability to continue to operate.

Results of Operations

Our results of operations are presented below:

	Three Month Period Ended January 31, 2009 ($)	Three Month Period Ended January 31, 2008 ($)	Period from October 30,2006 (inception) to January 31, 2009 ($)
Costs and Expenses
General and Administrative	80	406	5,329
Management Fees	1,500	1,500	13,500
Rent	1,500	1,500	13,500
Professional Fees	8,131	36,909	105,485
Write off of oil and gas costs	-	-	25,000
Loss and Comprehensive Loss	(11,311)	(40,315)	(612,364)
Net Loss per Share – Basic and Diluted	(0.002)	(0.21)	-
Weighted Average Shares Outstanding	5,456,000	194,000	-

Results of Operations for the Three Months Ended January 31, 2009

For the three month period ended January 31, 2009 we incurred a net loss of $11,311, compared to a net loss of $40,315 for the same period in fiscal 2008. Our net loss per share was $0.02 for the three month period ended January 31, 2009 and $0.21 for the same period in fiscal 2008. The decrease in our net loss per share occurred because of the greater number of shares outstanding at the end of fiscal 2009.

Our total operating expenses for the three month period ended January 31, 2009 were $11,311, compared to total operating expenses of $40,315 for the same period in fiscal 2008. Our total operating expenses for the three month period ended January 31, 2009 included $80 in general administrative expenses, $1,500 in management fees, $1,500 in rent expenses and $8,131 in professional fees. In comparison, our expenses for the three months ended January 31, 2008 included $406 in general and administrative expenses, $1,500 in management fees, $1,500 in rent expenses and $36,909 in professional fees.

Our general and administrative expenses consist primarily of transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees. The decrease in operating expenses for the three months ended January 31, 2009 was primarily due to a decrease in our professional fees.

Results of Operations for the Period from October 30, 2006 (Date of Inception) to January 31, 2009

From our inception on October 30, 2006 to January 31, 2009 we did not generate any revenues and we incurred an accumulated deficit of $612,364. We may not generate significant revenues even if our exploration activities indicate that quantities of oil and gas exist on the properties in which we have an interest. We anticipate that we will incur substantial losses for the foreseeable future.

We wrote off $25,000 in oil and gas costs because we allowed our interest in a property located in Worsley, Alberta to expire.

Liquidity and Capital Resources

As of January 31, 2009 we had $12,342 in cash and had made a $20,000 advance payment on exploration costs for total current assets of $32,342. As of January 31, 2009 the book value of our oil and gas properties was $19,810, for total assets of $52,152.

Our working capital deficit is $55,534. Our accumulated deficit from our inception on October 30, 2006 to January 31, 2009 was $612,364 and was funded primarily through equity financing.

We are dependent on the funds raised through our equity financing. Our net loss of $612,364 from our inception on October 30, 2006 to January 31, 2009 was funded primarily through equity financing. Since our inception on October 30, 2006 we have raised gross proceeds of $100,090 in cash from the sale of our common stock. During the three month period ended January 31, 2009 we did not raise any funds from the sale of our common stock.

From our inception on October 30, 2006 to January 31, 2009 we spent net cash of $42,937 on operating activities. During the three month period ended January 31, 2009 we received net cash of $12,020 from operating activities, compared to $11,751 in spent net cash during the same period in fiscal 2008. The decrease in expenditures on operating activities for the three month period ended January 31, 2009 was primarily due to the receipt of an exploration advance of $12,521.

From our inception on October 30, 2006 to January 31, 2009 we received net cash of $100,090 from financing activities. During the three month period ended January 31, 2009 we did not receive any cash from financing activities, compared to $46,500 in received net cash during the same period in fiscal 2008. The decrease in receipts from financing activities for the three month period ended January 31, 2009 was primarily due to a decrease in the sale of our common stock.

We estimate our planned expenses for the next 12 months (beginning April 2009) to be approximately $500,000, as summarized in the table below.

Description	Potential Completion Date	Estimated Expenses ($)
Fund the seismic and test well program on the Medicine Hat Property	December 2009	95,000
Develop a website	December 2009	5,000
Purchase non-operated working interests in producing wells and interests in oil and gas properties	12 months	220,000
Retain a land specialist, an engineer and a geologist on a part-time basis or as independent contractors	12 months	36,000
Professional fees (legal, accounting and auditing fees)	12 months	100,000
Marketing expenses	12 months	30,000
General and administrative expenses	12 months	14,000
Total		500,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $487,500 (a total of $500,000 less our approximately $12,500 in cash as of January 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned exploration activities on the properties in which we have an interest, as well as purchase other non-operated working interests in producing wells or interests in any other oil and gas properties, this does not guarantee that any of the properties will contain commercially viable quantities of oil and gas.

Our exploration activities will be directed by Susan Shacker, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director, who will also manage our operations and supervise our other planned acquisition and exploration activities.

Future Financings

Our financial statements for the three month period ended January 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues even if our planned exploration program indicates that quantities of oil and gas may exist on any of the properties in which we have an interest. Accordingly, we are dependent on future additional financing in order to maintain our operations and continue our proposed activities.

Of the $500,000 we require for the next 12 months, we had approximately $12,500 in cash as of January 31, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $487,500) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on our acquisition and exploration activities and our administrative expenses so as not to exceed the amount of capital resources that are available to us. Specifically, we anticipate that we will defer drilling programs and certain acquisitions pending the receipt of additional financing. Still, if we do not secure additional financing our current cash reserves and working capital will be not be sufficient to enable us to sustain our operations and our interests in our oil and gas properties for the next 12 months, even if we do decide to scale back our operations.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next 12 months.

Acquisition of Plant and Equipment and Other Assets

Apart from our oil and gas property interests, we do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months. Any acquisitions we may be able to make are subject to us obtaining additional financing.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T.  Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended January 31, 2009 we issued a demand promissory note to Fifth Avenue Diversified Inc. whereby we promised to pay Fifth Avenue approximately $18,000, together with interest at the rate of 5% per annum, compounded annually. This promissory note is unsecured, due on demand and has no specific terms of repayment.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Exhibit Description
10.1	Demand Promissory Note to Fifth Avenue Diversified Inc. date January 20, 2009
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarabanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Double Halo Resources Inc.
(Registrant)

Date: March 13, 2009	By:	/s/ Susan Shacker
Susan Shacker
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director