Form 10-Q
period 2009-04-30
Double Halo Resources Inc.
filed 2009-06-22
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 333-153111

Shengrui Resources Co. Ltd.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

270 – 11331 Coppersmith Way
Richmond, British Columbia, Canada V7A 5J9
(Address of principal executive offices)

(604) 214-7706
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

As of June 19, 2009 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Shengrui Resources Co. Ltd. (formerly known as Double Halo Resources Inc.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
As at April 30, 2009

	April 30, 2009	October 31, 2008
ASSETS
Current
Cash and cash equivalents	$319	$323
Exploration advances	-	20,000
	319	20,323
Oil and gas properties (Note 3)	-	19,810
	$319	$40,133
LIABILITIES
Current
Accounts payable and accrued liabilities	$10,000	$33,984
Due to related parties (Note 4a)	-	33,562
	10,000	67,546
SHAREHOLDERS' EQUITY
Capital stock - 100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding (October 31, 2008 - 5,456,400) (Note 5)	546	546
Additional paid-in capital	622,177	573,094
(Deficit)	(632,404)	(601,053)
	(9,681)	(27,413)
	$319	$40,133

Nature and continuance of operations (Note 1)

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)
For the six months ended April 30, 2009

	Period from inception at October 31, 2006 to	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	April 30, 2009	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Expenses
General and administrative expenses	$3,720	$2,511	$(1,137)	$2,591	$(731)
Management fees	13,500	-	1,500	1,500	3,000
Rent	13,500	-	1,500	1,500	3,000
Stock-based compensation	449,550	-	-	-	-
Professional fees	138,185	32,700	16,323	40,831	53,232
Bank charges and interest	648	648	-	648	-
Write off of exploration advance	20,000	20,000	-	20,000	-
Write off of exploration costs	25,000	-	-	-	-
	664,103	55,859	18,186	67,070	58,501
Gain on settlement of debt (Note 8)	36,001	36,001	-	36,001	-
Foreign currency gain (loss)	(4,302)	(282)	-	(282)	-
Net income (loss) for the period	(632,404)	(20,140)	(18,186)	(31,351)	(58,501)
Deficit, beginning of the period	-	(612,264)	(54,660)	(601,053)	(14,345)
Deficit, end of the period	$(632,404)	$(632,404)	$(72,846)	$(632,404)	$(72,846)

Earnings per share
Basic	$(0.00)	$(0.09)	$(0.01)	$(0.30)
Weighted average number of shares outstanding	5,456,000	194,000	5,456,000	194,000

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
For the six months ended April 30, 2009

	Period from inception at October 31, 2006 to	For the six months ended	For the six months ended
	April 30, 2009	April 30, 2009	April 30, 2008

Cash flow from operating activities
Net income (loss) for the period	$(632,404)	$(31,351)	$(58,501)
Add back non-cash operating activities:
Gain on settlement of debt	(36,001)	(36,001)	-
Donated rent	13,500	1,500	3,000
Donated services	13,500	1,500	3,000
Write off of exploration advances	-	20,000	-
Non-cash consulting fees	38,451	38,451	-
Stockbased compensation	449,550	-	-
Write off of oil and gas costs	25,000	-	-
Changes in non-cash working capital
Accounts payable	10,000	(5,983)	31,674
Prepaid expenses	-	-	(20,082)
Due to related parties	51,563	-	-
	(66,841)	(11,884)	(40,909)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	(6,120)	(44,810)
Cash flow from financing activities
Note payable	18,000	18,000	-
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	36,000
Repurchase of capital stock	(14,350)	-	-
	118,090	18,000	36,000
Net change in cash	319	(4)	(49,719)
Cash, beginning of the period	-	323	72,909
Cash, end of the period	$319	$319	$23,190

Supplemental cash flow disclosure (Note 7)

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)
For the six months ended April 30, 2009

					Deficit accumulated	Total
					during the	Stockholders'
	Common stock		Additional Paid	Common stock	Exploration	Equity
	Number of shares	Amount	in Capital	Subscribed	stage	(Deficiency)

October 31, 2007	7,800	$1	$12,779	$71,660	$(14,345)	$70,095
Issuance of stock for cash	5,592,100	559	113,101	(71,660)	-	42,000
Cancellation of capital stock	(143,500)	(14)	(14,336)	-	-	(14,350)
Donated services and rent	-	-	12,000	-	-	12,000
Stockbased compensation	-	-	449,550	-	-	449,550
Net loss	-	-	-	-	(586,708)	(586,708)
October 31, 2008	5,456,400	546	573,094	-	(601,053)	(27,413)
Donated services and rent	-	-	3,000	-	-	3,000
Extinguishment of related party debt	-	-	46,083	-	-	46,083
Net income	-	-	-	-	(31,351)	(31,351)
April 30, 2009	$5,456,400	$546	$622,177	$-	$(632,404)	$(9,681)

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2009

1.           NATURE AND CONTINUANCE OF OPERATIONS

Shengrui Resources Co. Ltd (formerly known as Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of oil and gas resources.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2009, the Company has accumulated losses of $632,404 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.           SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.

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

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2009

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent issued accounting pronouncements

FASB Staff Position 157-2 (“SFAS 157-2”) delayed the effective date of FAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted FAS No. 157 on November 1, 2007, and unutilised the one year deferral for non-financial assets and non-financial liabilities that was granted by SFAS 157-2. The adoption of FAS No. 157 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earning. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 did not have a material impact on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141 and retains the fundamental requirements in SFAS No. 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS No. 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS No. 141(R) becomes effective for the first annual reporting period beginning on or after December 15, 2008. Management has determined that the adoption of SFAS No. 141(R) will not have a material impact on the financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the Securities and Exchange Commission's approval of the Public Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company does not believe that implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2009

2.           SIGNIFICANT ACCOUNTING POLICIES (continued)

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

c) The Partnership was dissolved on June 15, 2008, at which time the Company’s 75% interest in the assets of the Partnership, which consist of interest in certain oil and gas properties, was transferred to its wholly owned subsidiary, Patch Oilsands Ltd.

d) On June 30, 2008, the Company abandoned the interest in the Worsley Property when the company allowed a cash call for approximately $212,000 from the operator of the property, Bounty Developments Ltd., to expire.

e) As at October 31, 2008, all the oil and gas properties are unproved and excluded from depletion calculations.

f) On April 16, 2009, the company transferred 100% of the shares of its wholly owned subsidiary, Patch Oilsands Ltd., to a company with a director in common.  This was in consideration of consulting services provided. (Please refer to Note 4b.)

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2009

4.           RELATED PARTY TRANSACTIONS

a) At January 31, 2009, the Company was indebted to a director of the Company for $46,083 (October 31, 2008 - $33,562), representing expenditures paid on behalf of the Company and consulting fees.  This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.  As at April 30, 2009, the debt was forgiven and recorded to additional paid-in capital.

b)  On April 16, 2009, the Company transferred 100% of the shares of its wholly owned subsidiary, Patch Oilsands Ltd., to a company with a director in common in consideration of consulting services provided.  The oil and gas properties had a book value of $25,930.

5.           COMMON STOCK

a) During the year ended October 31, 2007, the Company issued 7,800 shares of common stock for $780.

b) During the year ended October 31, 2007, the Company received subscriptions of $71,660 for 716,000 shares of common stock issued pursuant to a private placement at $0.10 per share.

c) During the year ended October 31, 2007, the Company received subscriptions of $450 from the President of the Company for 4,500,000 shares of common stocks pursuant to a private placement at $0.0001 per share. On March 19, 2008, the shares were issued. At October 31, 2007, $450 was included in common stock subscribed. Stock-based compensation was recorded during the year ended October 31, 2008, representing the difference between the fair value of the common stock and the consideration received.

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

f) On October 23, 2008, the Company repurchased 143,500 shares of common stock for cash consideration of $14,350, which were surrendered for cancellation pursuant to rescission agreements dated October 23, 2008.

SHENGRUI RESOURCES CO. LTD.
(Formerly known as Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2009

6.           NOTE PAYABLE

On January 20, 2009, the Company signed a demand promissory note to borrow a principal amount of CND $22,500 at 5% interest per annum, compounded annually, from Fifth Avenue Diversified Inc.  This note was forgiven during the current period and is included in the gain on settlement of debt.

7.           SUPPLEMENTAL CASH FLOW DISCLOSURE

The following non-cash transactions occurred during the six months ended April 30, 2009:

a)  The company settled payables with a former related party in the amount of $46,083.  This amount was recorded as additional paid in capital.

b)  The company transferred its oil and gas interests to a company with a director in common in exchange for consulting fees incurred in the total amount of $25,930.

8.           GAIN ON SETTLEMENT OF DEBT

On the change of the control group, the Company has negotiated a settlement with some of the vendors of professional services. The amounts in the gain include $18,000 of professional fees and the note payable of $18,000 (Note 6).

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

Business Overview

Shengrui Resources Co. Ltd (formerly known as Double Halo Resources Inc.) (“Shengrui”, “we”, “our” or “us”) was incorporated as a Nevada company on October 30, 2006. We have been engaged in the acquisition and exploration of oil and gas properties since our inception. We had one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we have acquired properties in Leismer, Alberta.  This company was an inactive subsidiary company. On April 16, 2009 we transferred 100% of the shares of Patch Oilsands Ltd. to Pacific Bridge Capital Ltd., a company with a director in common, pursuant to a consulting agreement in exchange for services rendered. Our common stock is quoted on the OTC Bulletin Board under the symbol “DHLO”.

We intend to build our business by developing business interests within the People’s Republic of China.  We are exploring business opportunities in the oil and gas sector and the mineral and natural resource sector as well as other sectors.

Our registration statement on a Form S-1 registering an aggregate of 192,400 shares of our common stock became effective on August 29, 2008. The 192,000 shares registered for resale by the 39 selling security holders include 20,000 shares owned by 1389999 Alberta Ltd., a company controlled by Susan Shacker, our former President,  Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole Director, and 20,000 shares owned by David Stadnyk, the spouse of Ms. Shacker. We will not receive any proceeds from the resale of these shares by the selling security holders. We incurred all costs associated with the registration statement.

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

Results of Operations

Our results of operations are presented below:

	Period from inception at October 31, 2006 to	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	April 30, 2009	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Expenses
General and administrative expenses	$3,720	$2,511	$(1,137)	$2,591	$(731)
Management fees	13,500	-	1,500	1,500	3,000
Rent	13,500	-	1,500	1,500	3,000
Stock-based compensation	449,550	-	-	-	-
Professional fees	138,185	32,700	16,323	40,831	53,232
Bank charges and interest	648	648	-	648	-
Write off of exploration advance	20,000	20,000	-	20,000	-
Write off of exploration costs	25,000	-	-	-	-
	664,103	55,859	18,186	67,070	58,501
Net income (loss) from operating activities	(664,103)	(55,859)	(18,186)	(67,070)	(58,501)
Gain on settlement of debt	36,001	36,001	-	36,001	-
Foreign currency gain (loss)	(4,302)	(282)	-	(282)	-
Net income (loss) for the period	$(632,404)	$(20,140)	$(18,186)	$(31,351)	$(58,501)

Results of Operations for the Three Months Ended April 30, 2009

For the three month period ended April 30, 2009 we incurred a net loss of $55,859, compared to a net loss of $18,186 for the same period in fiscal 2008. We did not experience any net loss per share for the three month period ended April 30, 2009, but our net loss per share was $0.09 for the same period in fiscal 2008.

Our total operating expenses for the three month period ended April 30, 2009 were $55,859, compared to total operating expenses of $18,186 for the same period in fiscal 2008, for a net difference of 207%. Our general and administrative expenses consist primarily of transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees. During the three months ended April 30, 2009 we wrote off an additional $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we had an interest.

Results of Operations for the Period from October 30, 2006 (Date of Inception) to April 30, 2009

From our inception on October 30, 2006 to April 30, 2009 we did not generate any revenues and we incurred an accumulated deficit of $632,404. We may not generate revenues even if our exploration activities indicate that quantities of oil and gas exist on any properties in which we acquire an interest. We anticipate that we will incur substantial losses for the foreseeable future.

We wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire.

Liquidity and Capital Resources

As of April 30, 2009 we had $319 in cash and cash equivalents.

Our working capital deficit is $9,681. Our accumulated deficit from our inception on October 30, 2006 to April 30, 2009 was $632,404 and was funded primarily through equity financing.

We are dependent on the funds raised through our equity financing. Our net loss of $(632,404) from our inception on October 30, 2006 to April 30, 2009 was funded primarily through equity financing.

We estimate our planned expenses for the next 12 months to be approximately $369,000, as summarized in the table below:

Description	Estimated Completion Date	Estimated Costs
Develop a website	December 31, 2009	$5,000
Develop business interests in China	December 31, 2009	220,000
Professional fees	12 months	100,000
Marketing expenses	12 months	30,000
General and administrative expenses	12 months	14,000
Total		$369,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we require additional funds of approximately $368,681 (a total of $369,000 less our $319 in cash as of April 30, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. We are currently in negotiations to acquire new oil and gas properties. Even if the negotiations are successful and we carry out exploration activities on these properties, as well as purchase non-operated working interests in producing wells or interests in any other oil and gas properties, this does not guarantee that any of the properties will contain commercially viable quantities of oil and gas.

Our business will be directed by Arthur Skagen, our Chief Executive Officer, and Donald Fairholm, our Chief Financial Officer. Mr. Skagen and Mr. Fairholm will also manage our operations and supervise our planned acquisition and exploration activities.

Future Financings

Our financial statements for the period ended April 30, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since inception, and rely upon the sale of our securities to fund our operations. We may not generate any revenues even if our exploration activities indicate that quantities of oil and gas may exist on any of the properties in which we acquire an interest. Accordingly, we are dependent on future additional financing in order to maintain our operations and continue our proposed business.

Of the $369,000 we require for the next 12 months, we had approximately $319 in cash as of April 30, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $368,681) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

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

Product Research and Development

We do not anticipate spending any material amounts in connection with research and development activities during the next 12 months.

Acquisition of Plant and Equipment and Other Assets

Although we do not anticipate selling or acquiring any material plants or equipment during the next 12 months, we are in negotiations to acquire new oil and gas properties. However, any acquisitions we may be able to make are subject to us obtaining additional financing.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengrui Resources Co. Ltd.
(Registrant)

Date: June 22, 2009	/s/ Arthur Skagen
Arthur Skagen
Chief Executive Officer, Director