Form 10-Q
period 2009-07-31
SHENGRUI RESOURCES CO. LTD
filed 2009-09-14
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

As of September 14, 2009 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Shengrui Resources Co. Ltd. (formerly known as Double Halo Resources Inc.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
As at July 31, 2009

	July 31, 2009	October 31, 2008

ASSETS
Current
Cash and cash equivalents	$319	$323
Exploration advances	-	20,000
	319	20,323
Oil and gas properties (Note 3)	-	19,810
	$319	$40,133
LIABILITIES
Current
Accounts payable and accrued liabilities	$30,186	$33,984
Due to related parties (Note 4)	18,288	33,562
	48,474	67,546
SHAREHOLDERS' EQUITY
Capital stock - 100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding (October 31, 2008 - 5,456,400) (Note 5)	546	546
Additional paid-in capital	622,177	573,094
Deficit	(670,878)	(601,053)
	(48,155)	(27,413)
	$319	$40,133

Nature and continuance of operations (Note 1)
Subsequent events (Note 9)

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)
For the nine months ended July 31, 2009

	Period from inception at October 31, 2006 to	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	July 31, 2009	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Expenses
General and administrative expenses	$3,720	$-	$77	$2,591	$240
Management fees	13,500	-	1,500	1,500	4,500
Rent	13,500	-	1,500	1,500	4,500
Stock-based compensation	449,550	-	-	-	-
Professional fees	176,659	38,474	12,443	64,505	65,881
Bank charges and interest	647	-	-	648	-
Write-off of exploration advances	20,000	-	-	20,000	-
Write-off of exploration costs	25,000	-	25,000	-	25,000
	702,576	38,474	40,520	90,744	100,121
	(702,576)	(38,474)	(40,520)	(90,744)	(100,121)
Gain on settlement of debt (Note 8)	36,000	-	-	36,001	-
Foreign currency gain (loss)	(4,302)	-	(71)	(282)	1,029
Net income (loss) for the period	(670,878)	(38,474)	(40,591)	(55,025)	(99,092)
Deficit, beginning of the period	-	(632,404)	(72,846)	(601,053)	(14,345)
Deficit, end of the period	$(670,878)	$(670,878)	$(113,437)	$(656,078)	$(113,437)

Earnings per share
Basic	$(0.01)	$(0.21)	$(0.01)	$(0.03)
Weighted average number of shares outstanding	5,456,000	194,000	5,456,000	2,986,000

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
For the nine months ended July 31, 2009

	Period from inception at October 31, 2006 to	For the nine months ended	For the nine months ended
	July 31, 2009	July 31, 2009	July 31, 2008

Cash flow from operating activities
Net income (loss) for the period	$(670,878)	$(69,825)	$(99,092)
Add back non-cash operating activities:
Gain on settlement of debt	(36,000)	(36,001)	-
Donated rent	13,500	1,500	4,500
Donated services	13,500	1,500	4,500
Write-off of exploration advances	20,000	20,000	-
Non-cash consulting fees	38,451	38,451	-
Stock-based compensation	449,550	-	-
Write-off of oil and gas costs	25,000	-	25,000
Changes in non-cash working capital
Exploration advances	(20,000)	-	(20,000)
Accounts payable	48,186	14,202	19,494
	(118,691)	(30,172)	(65,598)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	(6,120)	(44,810)
Net cash used in investing activities	(50,930)	(6,120)	(44,810)

Cash flow from financing activities
Advances from related parties	51,850	18,288	849
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	42,000
Repurchase of capital stock	(14,350)	-	-
Note payable	18,000	18,000	-
	169,940	36,288	42,849
Net change in cash and cash equivalents	319	(4)	(67,559)
Cash and cash equivalents, beginning of the period	-	323	72,909
Cash and cash equivalents, end of the period	$319	$319	$5,350

Supplemental cash flow disclosure (Note 7)

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)
For the nine months ended July 31, 2009

					Deficit accumulated	Total
					during the	Stockholders'
	Common stock		Additional Paid	Common stock	Exploration	Equity
	Number of shares	Amount	in Capital	Subscribed	stage	(Deficiency)

October 31, 2007	7,800	$1	$12,779	$71,660	$(14,345)	$70,095
Issuance of stock for cash	5,592,100	559	113,101	(71,660)	-	42,000
Cancellation of capital stock	(143,500)	(14)	(14,336)	-	-	(14,350)
Donated services and rent	-	-	12,000	-	-	12,000
Stockbased compensation	-	-	449,550	-	-	449,550
Net loss	-	-	-	-	(586,708)	(586,708)
October 31, 2008	5,456,400	546	573,094	-	(601,053)	(27,413)
Donated services and rent	-	-	3,000	-	-	3,000
Extinguishment of related party debt	-	-	46,083	-	-	46,083
Net income	-	-	-	-	(69,825)	(69,825)
July 31, 2009	5,456,400	$546	$622,177	$-	$(670,878)	$(48,155)

UNAUDITED
See accompanying Notes to the Financial Statements

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2009

1.           NATURE AND CONTINUANCE OF OPERATIONS

Shengrui Resources Co. Ltd. (formerly Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business was the acquisition and exploration of oil and gas resources, but it has recently changed its principal business to the acquisition and exploration of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2009 the Company has accumulated losses of $670,878 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission to register 192,400 shares of common stock for sale by the existing shareholders of the Company at $0.30 per share until the Company’s common stock is quoted on the OTC Bulletin Board and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “SRUI”.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2009

2.           SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2008. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Recent accounting pronouncements

A variety of proposal or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Comoany has not determined whether implementation of such proposed standards would be material to the Company’s financial statements.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2009

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

f) On April 16, 2009, the Company transferred 100% of the shares of its wholly-owned subsidiary, Patch Oilsands Ltd., to a Company with a director in common. This was in consideration of consulting services provided.  (Please refer to Note 4b.)

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2009

4.           RELATED PARTY TRANSACTIONS

a) At January 31, 2009, the Company was indebted to a director of the Company for $46,083 (October 31, 2008 - $33,562), representing expenditures paid on behalf of the Company.  This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. As at April 30, 2009 the debt was forgiven and recorded to additional paid-in capital.

b) On April 16, 2009, the Company transferred 100% of the shares of its wholly-owned subsidiary, Patch Oilsands Ltd., to a Company with a director in common in consideration of consulting services provided. The oil and gas properties had a book value of $25,930.

c) As at July 31, 2009, the Company is indebted to a company with a director in common for $18,288, representing expenditures paid on behalf of the Company.  This amount in unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2009

6.           NOTE PAYABLE

On January 20, 2009, the Company signed a demand promissory note to borrow a principal amount of CND $22,500 at 5% interest per annum, compounded annually, from Fifth Avenue Diversified Inc.  This note was forgiven during the quarter ended April 30, 2009 and is included in the gain on settlement of debt.

7.           SUPPLEMENTAL CASH FLOW DISCLOSURE

The following non-cash transactions occurred during the nine months ended July 31, 2009:

a) The company settled payables with a former related party in the amount of $46,083.  This amount was recorded as additional paid in capital.

b) The company transferred its oil and gas interests to a company with a director in common in exchange for consulting fees incurred in the total amount of $25,930. The oil and gas property had an original acquisition price of $50,030 which was subsequently written down by $25,000 for a net book value of $25,930.

8.           GAIN ON SETTLEMENT OF DEBT

On the change of the control group, the Company has negotiated a settlement with some of the vendors of professional services.  The amounts in the gain of $36,000 include $18,000 of professional fees and the forgiveness of the note payable of $18,000 (Note 6).

9.           SUBSEQUENT EVENTS

On August 10, 2009, the Company agreed to enter into an agreement with the intent to purchase 100% of the issued and outstanding shares of Helongjiang Jiu Xin Mining Investment Co. Ltd., a private China company located in Harbin, Heilongjiang Province, China.
The agreement is subject to financing and related due diligence of a number of conditions relating to the proposed acquisition.

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

Business Overview

Shengrui Resources Co. Ltd. (formerly known as Double Halo Resources Inc.) (“Shengrui”, “we”, “our” or “us”) was incorporated as a Nevada company on October 30, 2006. Until recently, we had been engaged in the acquisition and exploration of oil and gas properties since our inception. Currently, we are engaged in the acquisition and exploration of mining resources.

We had one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we acquired properties in Leismer, Alberta. This company was inactive. On April 16, 2009 we transferred 100% of the shares of Patch Oilsands Ltd. to Pacific Bridge Capital Ltd., a company with a director in common, pursuant to a consulting agreement in exchange for services rendered. Our common stock is quoted on the OTC Bulletin Board under the symbol “SRUI”.

We intend to build our business by developing business interests within the People's Republic of China. We are exploring business opportunities in the mineral and natural resource sector as well as other sectors.

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

We do not currently have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so. Accordingly, there is uncertainty about our ability to continue to operate.

Results of Operations

Our results of operations are presented below:

	Period from inception at October 31, 2006 to	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	July 31, 2009	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Expenses
General and administrative expenses	$3,720	$-	$77	$2,591	$240
Management fees	13,500	-	1,500	1,500	4,500
Rent	13,500	-	1,500	1,500	4,500
Stock-based compensation	449,550	-	-	-	-
Professional fees	176,659	38,474	12,443	64,505	65,881
Bank charges and interest	647	-	-	648	-
Write-off of exploration advances	20,000	-	-	20,000	-
Write-off of exploration costs	25,000	-	25,000	-	25,000
	702,576	38,474	40,520	90,744	100,121
Net income (loss) from operating activities	(702,576)	(38,474)	(40,520)	(90,744)	(100,121)
Gain on settlement of debt	36,000	-	-	36,001	-
Foreign currency gain (loss)	(4,302)	-	(71)	(282)	1,029
Net income (loss) for the period	$(670,878)	$(38,474)	$(40,591)	$(55,025)	$(99,092)

Results of Operations for the Three Months Ended July 31, 2009

For the three month period ended July 31, 2009 we incurred a net loss of $38,474, compared to a net loss of $40,591 for the same period in fiscal 2008. We did not experience any net loss per share for the three month period ended July 31, 2009, but our net loss per share was $0.21 for the same period in fiscal 2008.

Our total operating expenses for the three month period ended July 31, 2009 were $38,474, compared to total operating expenses of $40,520 for the same period in fiscal 2008, for a net decrease of 5%. Our general and administrative expenses consist primarily of transfer agent fees, investor relations expenses and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from October 30, 2006 (Date of Inception) to July 31, 2009

From our inception on October 30, 2006 to July 31, 2009 we did not generate any revenues and we incurred an accumulated deficit of $670,878. We may not generate revenues even if our exploration activities indicate that quantities of minerals exist on the properties in which we have an interest. We anticipate that we will incur substantial losses for the foreseeable future.

We wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire. We wrote off an additional $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

As of July 31, 2009 we had $319 in cash and cash equivalents.

Our working capital deficit is $48,155. Our accumulated deficit from our inception on October 30, 2006 to July 31, 2009 was $670,878 and was funded primarily through equity financing.

We are dependent on the funds raised through equity financing. Our net loss of $670,878 from our inception on October 30, 2006 to July 31, 2009 was funded primarily through equity financing.

We estimate our planned expenses for the next 12 months to be approximately $369,000, as summarized in the table below.

Description	Estimated Completion Date	Estimated Costs

Develop a website	December 31, 2009	$ 5,000
Develop business interests in China	December 31, 2009	220,000
Professional fees	12 months	100,000
Marketing expenses	12 months	30,000
General and administrative expenses	12 months	14,000
Total		$ 369,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year.

Based on our planned expenditures, we will require additional funds of approximately $368,681 (a total of $369,000 less our $319 in cash as of July 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. On August 10, 2009, we initiated a proposal to acquire 100% of the issued and outstanding shares of Helongjiang Jiu Xin Mining Investment Co. Ltd., a private mining company located in Harbin, Heilongjiang Province.

Our activities in China will be directed by Jianshu Tang, our President, and Haifeng Wong, our Secretary, both of whom are residents of the People’s Republic of China.

Our activities in North America will be directed by Arthur Skagen, our Chief Executive Officer, and Donald Fairholm, our Chief Financial Officer. Mr. Skagen and Mr. Fairholm will also manage our operations and supervise our other planned acquisition and exploration activities.

Future Financings

Our financial statements for the period ended July 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of securities to fund our operations. We may not generate any revenues even if we complete the acquisition of 100% of the issued and outstanding shares of Helongjiang Jiu Xin Mining Investment Co. Ltd. Accordingly, we are dependent on future additional financing in order to maintain our operations and continue our proposed activities.

Of the $369,000 we require for the next 12 months, we had approximately $319 in cash as of July 31, 2009. We intend to raise the balance of our cash requirements for the next 12 months (approximately $368,681) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough funds through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing, and there is no guarantee that any financing will be available to us or if available, on terms that will be acceptable to us.

If we are unable to obtain the necessary additional financing, then we plan to reduce the amounts that we spend on acquisition and exploration activities as well as our administrative expenses so as not to exceed the amount of capital resources that are available to us.

Product Research and Development

We do not anticipate spending any material amounts in connection with research and development activities during the next 12 months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate selling or acquiring any material plants or equipment during the next 12 months. However, any acquisitions we may be able to make are subject to us obtaining additional financing.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the quarterly period ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings to which we are a party. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shengrui Resources Co. Ltd.
(Registrant)

Date: September 14, 2009	/s/ Arthur Skagen
Arthur Skagen
Chief Executive Officer, Director