Form 10-K
period 2009-10-31
SHENGRUI RESOURCES CO. LTD
filed 2010-02-12
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of April 30, 2009 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $1,536,220.

As of February 12, 2010 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

As used in this annual report, the terms "we", "us", "our", and "Shengrui" mean Shengrui Resources Co. Ltd., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated as a Nevada company on October 30, 2006. Until recently, we were engaged in the acquisition and exploration of oil and gas properties. Currently, we are engaged in the development of business interests in China with the goal of completing the acquisition of one or more operating companies in the mineral resource industry. On August 10, 2009, we initiated a proposal to acquire 100% of the issued and outstanding shares of Helongjiang Jiu Xin Mining Investment Co. Ltd., a private mining company located in Harbin, Heilongjiang Province, China, but we have not yet entered into any formal agreements with respect to this acquisition.

Our business activities in China are directed by Jianshu Tang, our President, and Haifeng Wong, our Secretary, both of whom are residents of the People’s Republic of China, while our activities in North America are directed by Arthur Skagen, our Chief Executive Officer, and Donald Fairholm, our Chief Financial Officer. Mr. Skagen and Mr. Fairholm also manage our operations and supervise our other planned acquisition activities.

We formerly had one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we acquired properties in Leismer, Alberta. On April 16, 2009 we transferred 100% of the shares of Patch Oilsands Ltd. to Pacific Bridge Capital Ltd., a company over which Arthur Skagen, our Chief Executive Officer and Director has sole voting and investment power, pursuant to a consulting agreement in exchange for services rendered. Our common stock is quoted on the OTC Bulletin Board under the symbol “SRUI”.

We intend to build our business by developing business interests within the People's Republic of China (the “PRC”). We are currently exploring business opportunities in the mineral and natural resource sector as well as other sectors, and although we are focusing our attention on the PRC we also intend to develop business interests in North America as opportunities arise.

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

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own or have any rights to acquire an interest in any oil and gas properties or mineral or natural resource properties.

Our executive office is located at 270 – 11331 Coppersmith Way, Richmond, British Columbia, Canada V7A 5J9. This office is donated to us by Donald Fairholm, our Chief Financial Officer, Principal Accounting Officer, Treasurer and Director. As of February 12, 2010 we had not entered into any lease agreements for this space.

Item 3.  Legal Proceedings

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

Our common stock became eligible for quotation on the OTC Bulletin Board on October 31, 2008. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board

Quarter Ended	High ($)	Low ($)
October 31, 2009	1.50	0.80
July 31, 2009	0.60	0.60
April 30, 2009	0.60	0.60
January 31, 2009	0.60	0.60

Holders

As of February 12, 2010 there were approximately 47 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of February 12, 2010 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of February 12, 2010 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our equity securities between August 1, 2009 and October 31, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on October 30, 2006 to October 31, 2009 we did not generate any revenues. As of October 31, 2009 we had total assets of $319 and total liabilities of $103,158. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on October 30, 2006 to October 31, 2009 we incurred total expenses of $716,562, including $13,500 in management fees, $13,500 in rent, $231,342 in professional fees, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $3,721 in general and administrative expenses. We also received $36,000 in the form of gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

For the fiscal year ended October 31, 2009 we incurred total expenses of $140,509, including $1,500 in management fees, $1,500 in rent, $133,988 in professional fees, $282 in foreign exchange losses, $647 in bank charges and interest and $2,592 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

For the fiscal year ended October 31, 2008 we incurred total expenses of $561,708, including $6,000 in management fees, $6,000 in rent, $95,084 in professional fees, $449,550 in stock-based compensation, $4,501 in foreign exchange losses and $573 in general and administrative expenses. We also wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire.

Our general and administrative expenses consisted primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Net Loss

From our inception on October 30, 2006 to October 31, 2009 we incurred a net loss of $725,562. For the fiscal year ended October 31, 2009 we incurred a net loss of $124,509 and a net loss per share of $0.02. For the fiscal year ended October 31, 2008 we incurred a net loss of $586,708 and a net loss per share of $0.16.

Liquidity and Capital Resources

As of October 31, 2009 we had $319 in cash and total current assets, $103,158 in total current liabilities and a working capital deficit of $102,839. As of October 31, 2009 we had an accumulated deficit of $725,562.

We are solely dependent on the funds raised through our equity financing. Our net loss of $725,562 from our inception on October 30, 2006 to October 31, 2009 was funded by equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 30, 2006 to October 31, 2009 we spent $140,352 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,500 in stock-based compensation, $25,000 in the write-off of exploration costs and $93,730 in accounts payable.  During that time, we also received $36,000 in the form of gain on the settlement of debt and $20,000 in exploration advances.

For the fiscal year ended October 31, 2009 we spent $51,833 on operating activities, including $1,500 in donated rent, $1,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees and $59,746 in accounts payable. During that time, we also received $36,000 in the form of gain on the settlement of debt. During the fiscal year ended October 31, 2008 we spent $87,023 on operating activities, including $6,000 in donated rent, $6,000 in donated services, $449,500 in stock-based compensation, $25,000 in the write-off of exploration costs and $33,135 in accounts payable. During that time, we also received $20,000 in exploration advances.

From our inception on October 30, 2006 to October 31, 2009 we spent $50,930 on investing activities. For the fiscal year ended October 31, 2009 we spent $6,120 on investing activities, whereas we spent $44,810 on investing activities for the fiscal year ended October 31, 2008.  All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 30, 2006 to October 31, 2009 we received $191,601 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $91,511 in advances from related parties. From our inception on October 30, 2006 to October 31, 2009 we also spent $14,350 on repurchases of our common stock. During the fiscal year ended October 31, 2009 we received $57,949 from financing activities, all of which was in the form of advances from related parties.  During the fiscal year ended October 31, 2008 we received $59,247 from financing activities, consisting of $42,000 in proceeds from the issuance of our common stock and $31,597 in advances from related parties, less $14,350 we spent on repurchases of our common stock.

Our decrease in cash for the year ended October 31, 2009 was $4 due to a combination of our operating, investing and financing activities.

For the next 12 months we intend to:

•	develop a website;

•	develop business interests in China; and

•	leverage those business interests in China to complete the acquisition of one or more operating companies in the mineral resource industry.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Develop a website	March 2010	10,000
Develop business interests in China	March 2010	220,000
Complete the acquisition of one or more operating mineral resource companies	12 months	250,000
Professional fees	12 months	120,000
Marketing expenses	12 months	60,000
General and administrative expenses	12 months	24,000
Total		684,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and the acquisition of any company in which we may acquire an interest.

Based on our planned expenditures, we require additional funds of approximately $683,700 (a total of approximately $684,000 less our approximately $300 in cash as of October 31, 2009) to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned exploration activities. In the absence of such financing, we will not be able to develop business interests in China to the extent that we would like or complete any formal business acquisitions, and we may be forced to abandon our business plan.

We also hope to obtain additional financing as part of any acquisition agreement that we may ultimately negotiate. However, there is no guarantee that we will enter into a definitive acquisition agreement, and if we successfully complete an acquisition our capital requirements and business plans may change substantially.

Going Concern

Our financial statements for the period ended October 31, 2009 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of securities to fund our operations. We may not generate any revenues even if we complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our proposed activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Foreign currency translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in a foreign currency are translated at the historical rate. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, as of the date of this annual report, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
Financial Statements as of October 31, 2009

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Shengrui Resources Co. Ltd.
(formerly Double Halo Resources Inc.)

We have audited the accompanying balance sheets of Shengrui Resources Co. Ltd. (formerly Double Halo Resources Inc.) as at October 31, 2009 and 2008 and the related statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on October 30, 2006 to October 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception on October 30, 2006 to October 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of October 31, 2009.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

January 26, 2010

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
As at October 31, 2009

	2009	2008
ASSETS
Current
Cash	$319	$323
Exploration advances	-	20,000
	319	20,323
Oil and gas properties (Note 3)	-	19,810
	$319	$40,133
LIABILITIES
Current
Accounts payable and accrued liabilities	$57,730	$33,984
Due to related parties (Note 4)	45,428	33,562
	103,158	67,546
STOCKHOLDERS' DEFICIENCY
Capital stock (100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding [October 31, 2008 - 5,456,400]) (Note 5)	546	546
Additional paid-in capital	622,177	573,094
Deficit	(725,562)	(601,053)
	(102,839)	(27,413)
	$319	$40,133

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

	Period from inception at October 31, 2006 to	Year ended	Year ended
	October 31, 2009	October 31, 2009	October 31, 2008

Expenses
Bank charges and interest	$647	$647	$-
General and administrative expenses	3,721	2,592	573
Foreign exchange loss	4,302	282	4,501
Management fees	13,500	1,500	6,000
Rent	13,500	1,500	6,000
Professional fees	231,342	133,988	95,084
Stock-based compensation	449,550	-	449,550
	716,562	140,509	561,708
	(716,562)	(140,509)	(561,708)
Other items
Write-off of exploration advances	(20,000)	(20,000)	-
Write-off of exploration costs	(25,000)	-	(25,000)
Gain on settlement of debt (Note 8)	36,000	36,000	-
Net loss and comprehensive loss for the year	$(725,562)	$(124,509)	$(586,708)

Loss per share
Basic and diluted	$(0.02)	$(0.16)
Weighted average number of shares outstanding	5,456,000	3,641,000

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Period from inception at October 31, 2006 to	Year ended	Year ended
	October 31, 2009	October 31, 2009	October 31, 2008

Cash flow from operating activities
Net loss and comprehensive loss for the year	$(725,562)	$(124,509)	$(586,708)
Add back non-cash operating activities:
Donated rent	13,500	1,500	6,000
Donated services	13,500	1,500	6,000
Write-off of exploration advances	20,000	20,000	-
Consulting fees	25,930	25,930	-
Gain on settlement of debt	(36,000)	(36,000)	-
Stock-based compensation	449,550	-	449,550
Write-off of exploration costs	25,000	-	25,000
Changes in non-cash working capital
Exploration advances	(20,000)	-	(20,000)
Accounts payable	93,730	59,746	33,135
Net cash used in operating activities	(140,352)	(51,833)	(87,023)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	(6,120)	(44,810)
Net cash used in investing activities	(50,930)	(6,120)	(44,810)
Cash flow from financing activities
Advances from related parties	91,511	57,949	31,597
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	42,000
Repurchase of capital stock	(14,350)	-	(14,350)
Net cash provided by financing activities	191,601	57,949	59,247
Net change in cash during the year	319	(4)	(72,586)
Cash, beginning of the year	-	323	72,909
Cash, end of the year	$319	$319	$323

Supplemental cash flow disclosure (Note 7)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)

	Common Stock		Deficit		Accumulated during the Exploration Stage	Total Stockholders Equity (Deficiency)
	Shares	Amount	Additional Paid in Capital	Common Stock Subscribed

Balance, October 31, 2007	7,800	$1	$12,779	$71,660	$(14,345)	$70,095
Issuance of stock for cash	5,592,100	559	113,101	(71,660)	-	42,000
Cancellation of capital stock	(143,500)	(14)	(14,336)	-	-	(14,350)
Donated services and rent	-	-	12,000	-	-	12,000
Stock-based compensation	-	-	449,550	-	-	449,550
Net loss	-	-	-	-	(586,708)	(586,708)
Balance, October 31, 2008	5,456,400	546	573,094	-	(601,053)	(27,413)
Donated services and rent	-	-	3,000	-	-	3,000
Extinguishments of related party debt	-	-	46,083	-	-	46,083
Net loss	-	-	-	-	(124,509)	(124,509)
Balance, October 31, 2009	5,456,400	$546	$622,177	$-	$(725,562)	$(102,839)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2009

1. NATURE AND CONTINUANCE OF OPERATIONS

Shengrui Resources Co. Ltd. (formerly Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business was formerly the acquisition and exploration of oil and gas resources. It has since changed its principal business to completing the acquisition of one or more operating companies in the mineral resource industry.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2009 the Company has accumulated losses of $725,562 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 20, 2008 the Company filed an S-1 Registration Statement with the United States Securities and Exchange Commission to register 192,400 shares of common stock for sale by the existing shareholders of the Company at $0.30 per share until the Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol "SRUI", and thereafter at prevailing market prices. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is October 31.

Principles of consolidation

These financial statements include the accounts of the Company and up until April 16, 2009, the accounts of its wholly owned subsidiary Patch Oilsands Ltd. ("Patch Oilsands").

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Loss per share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2009 and 2008, the Company did not have any potentially dilutive shares outstanding.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2009 and 2008, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2009

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign currency translation

The Company’s functional and reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in a foreign currency are translated at the historical rate. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recent accounting pronouncements

In May 2009, the FASB issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009. There was no significant impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162 (“the Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental US generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for its reporting period ending on October 31, 2009. The adoption of the Codification had no significant impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company is currently assessing the impact of this new standard on its financial statements.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2009

3. OIL AND GAS PROPERTIES

On April 16, 2009, the Company transferred 100% of the shares of its wholly-owned subsidiary, Patch Oilsands Ltd., to a Company with a director in common. This was in consideration of consulting services provided. (Note 7b.)

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

b) As at October 31, 2009, the Company is indebted to a company with directors in common for $45,428, representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

6. NOTE PAYABLE

On January 20, 2009, the Company signed a demand promissory note to borrow a principal amount of CAD $22,500 (US $18,000) at 5% interest per annum, compounded annually, from Fifth Avenue Diversified Inc. This note was forgiven during the year and is included in the gain on settlement of debt.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2009

7. SUPPLEMENTAL CASH FLOW DISCLOSURE

The following non-cash transactions occurred during the year ended October 31, 2009:

a) The Company settled payables with a former related party in the amount of $46,083.  This amount was recorded as additional paid in capital.

b) On April 16, 2009, the Company transferred 100% of the shares of its wholly-owned subsidiary, Patch Oilsands Ltd., to a Company with a director in common in consideration of consulting services provided. The net assets of Patch Oilsands Ltd. consisted solely of oil and gas properties with a book value of $25,930.

c) During the year ended October 31, 2009, the Company recognized a total of $1,500 (2008 - $6,000) for management services provided by the President of the Company and $1,500 (2008 - $6,000) for rent provided by the President of the Company. These transactions have been recorded as donated services in additional paid-in-capital.

8. GAIN ON SETTLEMENT OF DEBT

On the change of the control group, the Company has negotiated a settlement with some of the vendors of professional services. The amount in the gain of $36,000 includes $18,000 of professional fees and a note payable of $18,000 (Note 6).

9. DEFERRED INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the US federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $250,000 available to offset taxable income in future years which expires in fiscal 2029. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years.  Pursuant to SFAS No. 109, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 33%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2009	October 31, 2008
Income tax recovery at statutory rate	$(44,322)	$(199,481)
Items non deductible for tax purposes	(4,290)	165,427
Non recognized benefit of non capital losses carried forward	48,612	34,054
Provision for income taxes	$-	$-

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2009

9. DEFERRED INCOME TAXES (continued)

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

	October 31, 2009	October 31, 2008
Net operating loss carryforward	$82,438	$34,851
Oil and gas properties	-	8,500
Valuation allowance	(82,438)	(43,351)
Net deferrred income tax asset	$-	$-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

10. SUBSEQUENT EVENTS

We have evaluated all events subsequent to the end of the Company's fiscal year ended on October 31, 2009 through January 26, 2010 and determined there are no events that require disclosure under Asc 855 "Subsequent Events".

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were are not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2009, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We did not establish an audit committee until September 30, 2009. We do not have a formal policy on fraud or code of ethics at this time.

2.	Management override of existing controls is possible given our small size and lack of personnel.

3.	We do not have a system in place to review and monitor internal control over financial reporting.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended October 31, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of February 12, 2010.
Name	Age	Position
Jianshu Tang	41	President
Arthur Skagen	58	Chief Executive Officer, Director
Donald Fairholm	68	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director
Haifeng Wang	35	Secretary

Our current directors will serve as such until our next annual shareholder meeting or until their successors are elected who accept the position. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Jianshu Tang – President

Jianshu Tang has been our President since April 16, 2009. Mr. Tang has been involved in the finance and investment industries since 1996, and has held several senior administrative and financial roles in various companies including Harbin Yuandajingdu Hotel Co. Ltd. He has been the Board Chairman and General Manager of Heilongjiang Longguang Investment Security Co. Ltd. since June 2009, Yile (Beijing) Information Technology Development Co. Ltd. since November 2007 and the Shengrui Group of companies, a private investment group operating in the People's Republic of China and Hong Kong, since October 2008.

Mr. Tang graduated from Northeast Agricultural University, Economics and Management College in Harbin, Heilongjiang Province, China in 1991, and from 1991 to 1996 he was employed by the China Agricultural Bank in various financial reporting roles.

Arthur Skagen – Chief Executive Officer, Director

Arthur Skagen has been our Chief Executive Officer and Director since April 16, 2009. Since 2006, Mr. Skagen has served as the President and Chief Executive Officer of Sino-Western Petroleum, Inc., a company in the business of oil and gas exploration and development. Since 2002, Mr. Skagen has also acted as the President of Pacific Bridge Capital Inc., a private Canadian investment firm active in both Hong Kong and mainland China.

Mr. Skagen is a graduate of the Faculty of Law at the University of Victoria in British Columbia, Canada.

Donald Fairholm – Chief Financial Officer, Principal Accounting Officer, Treasurer, Director

Donald Fairholm has been our Chief Financial Officer, Principal Accounting Officer, Treasurer and Director since April 16, 2009. Mr. Fairholm has been a qualified chartered accountant since 1975, and has served as the principal of Fairholm & Company, Chartered Accountants since the firm was established in 1979. Mr. Fairholm is also a Director of both Sino-Western Petroleum, Inc., a company in the business of oil and gas exploration and development, and Shengrui International Holding Group Co. Ltd.

Mr. Fairholm graduated from Simon Fraser University in British Columbia, Canada with a Bachelor of Arts degree with a major in commerce. He currently acts as the Chief Financial Officer and a Director of Bevo Agro Inc., a public company in the business of supplying propagated plants to greenhouses, field farms, nurseries and wholesalers, listed on the TSX Venture Exchange in Canada.

Haifeng Wang – Secretary

Haifeng Wang has been our Secretary since April 16, 2009. Mr. Wang has been Vice-Chairman of Heilongjiang Shengrui Investment Co. Ltd, a private investment firm located in Harbin, China since 2006. From 2004 to 2006, he served as the Vice-Chairman of Heilongjiang Longguang Investment Security Co. Ltd., and from 2000 to 2004 he acted as the Vice-Chairman of Heilongjiang Dezhenglong Wood Industry Co. Ltd.

From 1993 to 1997, Mr. Wang was employed by China Northern Airlines (now Southern Airlines), and he served in the PRC Air Force from 1989 to 1992. In 1998 and 1999, Mr. Wang studied at Russia Air Force Flight College and in 1997 he studied at China Tianjin Civil Aviation College.

Other than as described above, none of our directors currently serve as a director of any other public company or any company registered as an investment company.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business. However, if we enter into a definitive merger or acquisition agreement with the company with which we are currently negotiating, we plan to appoint additional individuals to our Board of Directors and as officers.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2009 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

On September 30, 2009 we established an audit committee and directed the audit committee to carry out its duties in accordance with a charter. Because we do not have a website, a current copy of our audit committee charter is not yet available to our security holders on our website, but we plan to make the charter available once we have developed a website. Donald Fairholm, our Chief Financial Officer, Principal Accounting Officer, Treasurer and director, is the sole member of our audit committee. By virtue of his position as one of our executive officers, he is not independent.

Our audit committee has reviewed and discussed our audited financial statements with management and recommended to our Board of Directors that the audited financial statements be included this annual report on Form 10-K, but has not:

•
discussed with our independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”) in Rule 3200T; or

•
received the written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the audit committee concerning independence, and discussed with the independent accountant the independent accountant's independence.

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

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us from our inception on October 30, 2006 to October 31, 2009. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals. We did, however, recognize $500 per month for management services provided by Susan Shacker, our former sole executive officer and director, from November 2006 to January 2009.

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

Change of Control

As of February 12, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of February 12, 2010, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of February 12, 2010, there were 5,456,400 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Jianshu Tang (1) 18 Pujiang Road Nangang Development District Harbin, Heilonjiang Province China 150090	4,120,000 (5)	75.5
Common Stock	Arthur Skagen (2) 15007 – 75th Avenue Surrey, British Columbia Canada V3S 6S3	4,120,000 (5)	75.5
Common Stock	Donald Fairholm (3) 270 – 11331 Coppersmith Way Richmond, British Columbia Canada V7A 5J9	4,120,000 (5)	75.5
Common Stock	Hiafeng Wang (4) 18 Pujiang Road Nangang Development District Harbin, Heilonjiang Province China 150090	4,120,000 (5)	75.5
	All Officers and Directors as a Group	4,120,000	75.5

(1)	Jianshu Tang is our President.

(2)	Arthur Skagen is our Chief Executive Officer and Director.

(3)	Donald Fairholm is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director.

(4)	Haifeng Wang is our Secretary.

(5)
Held by Shengrui International Holding Group Co. Ltd., a company over which Jianshu Tang, Arthur Skagen, Donald Fairholm and Haifeng Weng have shared voting and investment power. Mr. Tang, Mr. Skagen, Mr. Fairholm and Mr. Wang each own 25% of Shengrui International Holding Group Co. Ltd.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the period ended October 31, 2009 we recognized a total of $1,500 (2008 - $6,000) for management services at $500 per month donated by Susan Shacker, our former President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, and a total of $1,500 (2008 - $6,000) for rent at $500 per month donated by Ms. Shacker.

At January 31, 2009 we were indebted to Susan Shacker, our former sole officer and director, for $46,083, representing expenditures paid on our behalf. This amount was unsecured, non-interest bearing, due on demand and has no specific terms of repayment. As at April 30, 2009, the debt was forgiven and recorded to additional paid-in capital.

On April 16, 2009 we transferred 100% of the shares of our wholly-owned subsidiary, Patch Oilsands Ltd., to Pacific Bridge Capital Ltd., a company over which Arthur Skagen, our Chief Executive Director and Director, has sole voting and investment power, pursuant to a consulting agreement in exchange for services rendered. The oil and gas properties had a book value of $25,930.

As at October 31, 2009 we were indebted to Shengrui International Holding Group Co. Ltd., a company over which Jianshu Tang, Arthur Skagen, Donald Fairholm and Haifeng Wang, our directors and officers, have shared voting and investment power, for $45,428, representing expenditures paid on our behalf. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We also do not have a definition of independence as our two directors occupy management positions as our executive officers. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Davidson & Company LLP, in connection with the audit of our financial statements for the years ended October 31, 2009 and 2008, and any other fees billed for services rendered by our auditors during these periods.

Davidson & Company
Period from November 1, 2008 to October 31, 2009

Audit fees	$10,000
Audit-related fees	$10,500
Tax fees	$0
All other fees	$0
Total	$20,500

Davidson & Company
Period from November 1, 2007 to October 31, 2008

Audit fees	$7,500
Audit-related fees	$5,500
Tax fees	$0
All other fees	$0
Total	$13,000

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the “Index to Consolidated Financial Statements” set forth on page F-1.

(a)(2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or the notes related thereto.

Exhibit Number	Exhibit Description
3.1	Certificate of Amendment to Articles of Incorporation dated June 8, 2009
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2010	Shengrui Resources Co. Ltd.

	By:	/s/ Arthur Skagen
Arthur Skagen
Chief Executive Officer, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jianshu Tang	President	February 12, 2010
Jianshu Tang

/s/ Arthur Skagen	Chief Executive Officer, Director	February 12, 2010
Arthur Skagen

/s/ Donald Fairholm	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director	February 12, 2010
Donald Fairholm

/s/ Haifeng Wang	Secretary	February 12, 2010
Haifen Wang