Form 10-Q
period 2010-01-31
SHENGRUI RESOURCES CO. LTD
filed 2010-03-15
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 15, 2010 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Shengrui Resources Co. Ltd. (formerly known as Double Halo Resources Inc.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
BALANCE SHEET
(Expressed in US Dollars)
(Unaudited)

	January 31, 2010	October 31, 2009
ASSETS
Current
Cash and cash equivalents	$-	$319
	$-	$319
LIABILITIES
Current
Accounts payable and accrued liabilities	$70,766	$57,730
Due to related parties (Note 3)	48,040	45,428
	118,806	103,158
SHAREHOLDERS' DEFICIENCY
Capital stock (100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding [October 31, 2009 – 5,456,400]) (Note 4)	546	546
Additional paid-in capital	622,177	622,177
Deficit	(741,529)	(725,562)
	(118,806)	(102,839)
	$-	$319

Nature and continuance of operations (Note 1)
The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)
(Unaudited)

	Period from inception on October 31, 2006 to January 31, 2010	For the three months ended January 31, 2010	For the three months ended January 31, 2009

Expenses
General and administrative expenses	$4,040	$319	$180
Management fees	13,500	-	1,500
Rent	13,500	-	1,500
Stock-based compensation	449,550	-	-
Professional fees	246,990	15,648	8,131
Bank charges and interest	647	-	-
Foreign exchange loss	4,302	-	-
	732,529	15,967	11,311
	(732,529)	(15,967)	(11,311)
Write-off of exploration advances	(20,000)	-	-
Gain on settlement of debt	36,000	-	-
Write-off of exploration costs	(25,000)	-	-

Net loss for the period	$(741,529)	$(15,967)	$(11,311)

Earnings per share
Basic	$(0.003)	$(0.002)
Weighted average number of shares outstanding	5,456,000	5,456,000

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

	Period from inception on October 31, 2006 to January 31, 2010	For the three months ended January 31, 2010	For the three months ended January 31, 2009

Cash flow from operating activities
Net loss for the period	$(741,529)	$(15,967)	$(11,311)
Add back non-cash operating activities:
Gain on settlement of debt	(36,000)	-	-
Donated rent	13,500	-	1,500
Donated services	13,500	-	1,500
Write-off of exploration advances	20,000	-	-
Consulting fees	25,930	-	-
Stock-based compensation	449,550	-	-
Write-off of exploration costs	25,000	-	-
Changes in non-cash working capital
Exploration advances	(20,000)	-	-
Accounts payable and accrued liabilities	106,766	13,036	7,810
Due to related parties	-	-	12,521
Net cash provided by (used in) operating activities	(143,283)	(2,931)	12,020

Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	-	-
Net cash used in investing activities	(50,930)	-	-

Cash flow from financing activities
Advances from related parties	94,123	2,612	-
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	-
Repurchase of capital stock	(14,350)	-	-
Net cash provided by financing activities	194,213	2,612	-

Net change in cash and cash equivalents during the period	-	(319)	12,020
Cash and cash equivalents, beginning of period	-	319	323
Cash and cash equivalents, end of period	$-	$-	$12,343

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIENCY
(Expressed in US Dollars)
(Unaudited)

					Deficit accumulated	Total
	Common stock		Additional Paid	Common stock	during the	shareholders’
Number of shares		Amount	in Capital	subscribed	exploration stage	(deficiency)

Balance, October 31, 2008	5,456,400	$546	$573,094	$-	$(601,053)	$(27,413)
Donated services and rent	-	-	3,000	-	-	3,000
Extinguishment of related party debt	-	-	46,083	-	-	46,083
Net loss		-	-	-	(124,509)	(124,509)

Balance, October 31, 2009	5,456,400	546	622,177	-	(725,562)	(102,839)
Net loss	-	-	-	-	(15,967)	(15,967)

Balance, January 31, 2010	5,456,400	$546	$622,177	$-	$(741,529)	$(118,806)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
January 31, 2010

1. NATURE AND CONTINUANCE OF OPERATIONS

Shengrui Resources Co. Ltd. (formerly Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business was the acquisition and exploration of oil and gas resources. It has changed its principal business to the acquisition and exploration of mineral resources.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2010 the Company has accumulated losses of $741,529 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2009. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
January 31, 2010

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”), superseding various existing authoritative accounting pronouncements. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification for its reporting period ending on October 31, 2009. The adoption of the Codification had no significant impact on the Company’s financial statements.

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

3. RELATED PARTY TRANSACTIONS

a)  At January 31, 2010, the Company was indebted to a related company with one or more directors in common for $48,040 (October 31, 2009 - $45,428), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

4. COMMON STOCK

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

As used in this quarterly report, the terms "we", "us", "our", and "Shengrui" mean Shengrui Resources Co. Ltd., unless otherwise indicated.

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

We formerly had one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we acquired properties in Leismer, Alberta. On April 16, 2009 we transferred 100% of the shares of Patch Oilsands Ltd. to Pacific Bridge Capital Ltd., a company over which Arthur Skagen, our Chief Executive Officer and Director, has sole voting and investment power, pursuant to a consulting agreement in exchange for services rendered. Our common stock is quoted on the OTC Bulletin Board under the symbol “SRUI”.

We intend to build our business by developing business interests within the People's Republic of China (the “PRC”). We are currently exploring business opportunities in the mineral and natural resource sector as well as other sectors, and although we are focusing our attention on the PRC we also intend to develop business interests in North America as opportunities arise.

Going Concern

Our financial statements for the three months ended January 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2010

For the three months ended January 31, 2010 we did not generate any revenues and we incurred a net loss of $15,967, compared to a net loss of $11,311 for the same period in fiscal 2009. Our net loss per share for the three months ended January 31, 2010 was $0.003, compared to a net loss per share of $0.002 for the same period in fiscal 2009.

Our total expenses for the three months ended January 31, 2010 were $15,967, compared to total expenses of $11,311 for the same period in fiscal 2009, for a net increase of approximately 41%. Our total expenses for the three months ended January 31, 2010 consisted of $15,648 in professional fees and $319 in general and administrative expenses, whereas our total expenses for the same period in fiscal 2009 consisted of $8,131 in professional fees, $1,500 in management fees, $1,500 in rent and $180 in general and administrative expenses. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from October 30, 2006 (Date of Inception) to January 31, 2010

From our inception on October 30, 2006 to January 31, 2010 we did not generate any revenues and we incurred a net loss of $741,529.

From our inception on October 30, 2006 to January 31, 2010 we incurred total expenses of $741,529, including $246,990 in professional fees, $13,500 in management fees, $13,500 in rent, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $36,000 in the form of gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of January 31, 2010 we had no cash or cash equivalents, $118,806 in total liabilities and a working capital deficit of $118,806. As of January 31, 2010 we had an accumulated deficit of $741,529.

We are solely dependent on the funds raised through our equity financing. Our net loss of $741,529 from our inception on October 30, 2006 to January 31, 2010 was funded by equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 30, 2006 to January 31, 2010 we spent $143,283 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,500 in stock-based compensation, $25,000 in the write-off of exploration costs and $106,766 in accounts payable.  During that time, we also received $36,000 in the form of gain on the settlement of debt and $20,000 in exploration advances.

During the three months ended January 31, 2010 we spent $2,931 on operating activities, including $13,606 in accounts payable. During the same period in fiscal 2009 we spent $12,020 on operating activities, including $1,500 in donated rent, $1,500 in donated services, $7,810 in accounts payable and $12,521 due to related parties.

From our inception on October 30, 2006 to January 31, 2010 we spent $50,930 on investing activities. We did not spend any money on investing activities during the three months ended January 31, 2010 or 2009. All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 30, 2006 to January 31, 2010 we received $194,213 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $94,123 in advances from related parties. From our inception on October 30, 2006 to January 31, 2010 we also spent $14,350 on repurchases of our common stock.

During the three months ended January 31, 2010 we received $2,612 from financing activities, all of which was in the form of advances from related parties. During the same period in fiscal 2009 we did not receive any money from financing activities.

Our decrease in cash for the three months ended January 31, 2010 was $319 due to a combination of our operating, investing and financing activities.

For the next 12 months we intend to:

•	develop a website;

•	develop business interests in China; and

•	leverage those business interests in China to complete the acquisition of one or more operating companies in the mineral resource industry.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Develop a website	April 2010	10,000
Develop business interests in China	April 2010	220,000
Complete the acquisition of one or more operating mineral resource companies	12 months	250,000
Professional fees	12 months	120,000
Marketing expenses	12 months	60,000
General and administrative expenses	12 months	24,000
Total		684,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and the acquisition of any company in which we may acquire an interest.

Based on our planned expenditures, we require additional funds of approximately $684,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Not applicable.

Item 4T. Controls and Procedures

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

Changes in Internal Control

During the three months ended January 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shengrui Resources Co. Ltd.
(Registrant)

Date: March 15, 2010	/s/ Arthur Skagen
Arthur Skagen
Chief Executive Officer, Director