Form 10-Q
period 2010-04-30
SHENGRUI RESOURCES CO. LTD
filed 2010-06-14
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

As of June 14, 2010 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Shengrui Resources Co. Ltd. (formerly known as Double Halo Resources Inc.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	April 30, 2010	October 31, 2009
ASSETS
Current
Cash and cash equivalents	$-	$319
	$-	$319
LIABILITIES
Current
Accounts payable and accrued liabilities	$64,545	$57,730
Due to related parties (Note 3)	81,229	45,428
	145,774	103,158
SHAREHOLDERS' DEFICIENCY
Capital stock (100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding [October 31, 2009 – 5,456,400]) (Note 4)	546	546
Additional paid-in capital	622,177	622,177
Deficit	(768,497)	(725,562)
	(145,774)	(102,839)
	$-	$319

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)
(Unaudited)

	Period from inception on October 31, 2006 to April 30, 2010	For the three months ended April 30, 2010	For the three months ended April 30, 2009	For the six months ended April 30, 2010	For the six months ended April 30, 2009

Expenses
General and administrative expenses	$4,040	$-	$2,511	$319	$2,591
Management fees	13,500	-	-	-	1,500
Rent	13,500	-	-	-	1,500
Stock-based compensation	449,550	-	-	-	-
Professional fees	273,958	26,968	32,700	42,616	40,831
Bank charges and interest	647	-	647	-	647
Foreign exchange loss	4,302	-	282	-	282
	759,497	26,968	36,140	42,935	47,351
	(759,497)	(26,968)	(36,140)	(42,935)	(47,351)
Write-off of exploration advances	(20,000)	-	(20,000)	-	(20,000)
Gain on settlement of debt	36,000	-	36,000	-	36,000
Write-off of exploration costs	(25,000)	-	-	-	-
Net loss for the period	(768,497)	(26,968)	(20,140)	(42,935)	(31,351)
Deficit, beginning of the period	-	(741,529)	(612,264)	(725,562)	(601,053)
Deficit, end of the period	$(768,497)	$(768,497)	$(632,404)	$(768,497)	$(632,404)

Earnings per share
Basic	$(0.005)	$(0.004)	$(0.008)	$(0.006)
Weighted average number of shares outstanding	5,456,000	5,456,000	5,456,000	5,456,000

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

	Period from inception on October 31, 2006 to April 30, 2010	For the six months ended April 30, 2010	For the six months ended April 30, 2009

Cash flow from operating activities
Net loss for the period	$(768,497)	$(42,935)	$(31,351)
Add back non-cash operating activities:
Gain on settlement of debt	(36,000)	-	(36,000)
Donated rent	13,500	-	1,500
Donated services	13,500	-	1,500
Write-off of exploration advances	20,000	-	20,000
Consulting fees	25,930	-	25,930
Stock-based compensation	449,550	-	-
Write-off of exploration costs	25,000	-	-
Changes in non-cash working capital
Exploration advances	(20,000)	-	-
Accounts payable and accrued liabilities	100,545	6,815	12,016
Net cash provided by (used in) operating activities	(176,472)	(36,120)	(6,405)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	-	(6,120)
Net cash used in investing activities	(50,930)	-	(6,120)
Cash flow from financing activities
Advances from related parties	127,312	35,801	12,521
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	-
Repurchase of capital stock	(14,350)	-	-
Net cash provided by financing activities	227,402	35,801	12,521
Net change in cash and cash equivalents during the period	-	(319)	(4)
Cash and cash equivalents, beginning of period	-	319	323
Cash and cash equivalents, end of period	$-	$-	$319

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional Paid in Capital	Common stock subscribed	Deficit accumulated during the exploration stage	Total shareholders’ equity (deficiency)

Balance, October 31, 2008	5,456,400	$546	$573,094	$-	$(601,053)	$(27,413)
Donated services and rent	-	-	3,000	-	-	3,000
Extinguishment of related party debt	-	-	46,083	-	-	46,083
Net loss		-	-	-	(124,509)	(124,509)
Balance, October 31, 2009	5,456,400	546	622,177	-	(725,562)	(102,839)
Net loss	-	-	-	-	(42,935)	(42,935)
Balance, April 30, 2010	5,456,400	$546	$622,177	$-	$(768,497)	$(145,474)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2010

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2010 the Company has accumulated losses of $768,497 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
April 30, 2010

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

3.          RELATED PARTY TRANSACTIONS

a)  At April 30, 2010, the Company was indebted to a related company with one or more directors in common for $81,229 (October 31, 2009 - $45,428), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Going Concern

Our financial statements for the six months ended April 30, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2010

For the three months ended April 30, 2010 we did not generate any revenues and we incurred a net loss of $26,968, compared to a net loss of $20,140 for the same period in fiscal 2009. Our net loss per share for the three months ended April 30, 2010 was $0.005, compared to a net loss per share of $0.004 for the same period in fiscal 2009.

Our total expenses for the three months ended April 30, 2010 were $26,968, compared to total expenses of $36,140 for the same period in fiscal 2009, for a net decrease of approximately 25%. Our total expenses for the three months ended April 30, 2010 consisted of $26,968 in professional fees, whereas our total expenses for the same period in fiscal 2009 consisted of $32,700 in professional fees, $2,511 in general and administrative expenses, $647 in bank charges and $282 in foreign exchange loss. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Six Months Ended April 30, 2010

For the six months ended April 30, 2010 we did not generate any revenues and we incurred a net loss of $42,935, compared to a net loss of $31,351 for the same period in fiscal 2009. Our net loss per share for the six months ended April 30, 2010 was $0.008, compared to a net loss per share of $0.006 for the same period in fiscal 2009.

Our total expenses for the six months ended April 30, 2010 were $42,935, compared to total expenses of $47,351 for the same period in fiscal 2009, for a net decrease of approximately 9%. Our total expenses for the six months ended April 30, 2010 consisted of $42,616 in professional fees and $319 in general and administrative expenses, whereas our total expenses for the same period in fiscal 2009 consisted of $40,831 in professional fees, $1,500 in management fees, $1,500 in rent, $2,591 in general and administrative expenses, $647 in bank charges and $282 in foreign exchange loss. During the six months ended April 30, 2009 we also received $36,000 in the form of gain on the settlement of debt and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Results of Operations for the Period from October 30, 2006 (Date of Inception) to April 30, 2010

From our inception on October 30, 2006 to April 30, 2010 we did not generate any revenues and we incurred a net loss of $768,497.

From our inception on October 30, 2006 to April 30, 2010 we incurred total expenses of $759,497, including $273,958 in professional fees, $13,500 in management fees, $13,500 in rent, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $36,000 in the form of gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of April 30, 2010 we had no cash or cash equivalents, $145,774 in total liabilities and a working capital deficit of $145,774. As of April 30, 2010 we had an accumulated deficit of $768,497.

We are solely dependent on the funds raised through our equity financing. Our net loss of $768,497 from our inception on October 30, 2006 to April 30, 2010 was funded by equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 30, 2006 to April 30, 2010 we spent $176,472 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,500 in stock-based compensation, $25,000 in the write-off of exploration costs and $100,545 in accounts payable. During that time, we also received $36,000 in the form of gain on the settlement of debt and $20,000 in exploration advances.

During the six months ended April 30, 2010 we spent $36,120 on operating activities, including $6,815 in accounts payable. During the same period in fiscal 2009 we spent $6,405 on operating activities, including $36,000 in the form of a gain on the settlement of debt, while our expenses included $1,500 in donated rent, $1,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees and $12,016 in accounts payable.

From our inception on October 30, 2006 to April 30, 2010 we spent $50,930 on investing activities. During the six months ended April 30, 2010 we did not spend any money on investing activities, whereas we spent $6,120 on investing activities during the same period in fiscal 2009. All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 30, 2006 to April 30, 2010 we received $227,402 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $127,312 in advances from related parties. From our inception on October 30, 2006 to April 30, 2010 we also spent $14,350 on repurchases of our common stock.

During the six months ended April 30, 2010 we received $35,801 from financing activities, all of which was in the form of advances from related parties. During the same period in fiscal 2009 we received $12,521 from financing activities, all of which was also in the form of advances from related parties.

Our decrease in cash for the six months ended April 30, 2010 was $319 due to a combination of our operating, investing and financing activities.

For the next 12 months we intend to:

●	develop a website;

●	develop business interests in China; and

●	leverage those business interests in China to complete the acquisition of one or more operating companies in the mineral resource industry.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Develop a website	August 2010	10,000
Develop business interests in China	August 2010	220,000
Complete the acquisition of one or more operating mineral resource companies	12 months	250,000
Professional fees	12 months	120,000
Marketing expenses	12 months	60,000
General and administrative expenses	12 months	24,000
Total		684,000

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

Changes in Internal Control

During the three months ended April 30, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved)

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

Shengrui Resources Co. Ltd.
(Registrant)

Date: June 14, 2010	/s/ Arthur Skagen
Arthur Skagen
Chief Executive Officer, Director