Form 10-Q
period 2010-07-31
SHENGRUI RESOURCES CO. LTD
filed 2010-09-14
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

As of September 13, 2010 the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited interim financial statements of Shengrui Resources Co. Ltd. ("we", "us", "our") follow.  All currency references in this report are to US Dollars unless otherwise noted.

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	July 31, 2010	October 31, 2009
ASSETS
Current
Cash and cash equivalents	$-	$319
	$-	$319
LIABILITIES
Current
Accounts payable and accrued liabilities	$70,641	$57,730
Due to related parties (Note 3)	105,303	45,428
	175,994	103,158
SHAREHOLDERS' DEFICIENCY
Capital stock (100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding [October 31, 2009 – 5,456,400]) (Note 4)	546	546
Additional paid-in capital	622,177	622,177
Deficit	(798,667)	(725,562)
	(175,944)	(102,839)
	$-	$319

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)
(Unaudited)

	Period from inception on October 31, 2006 to July 31, 2010	For the three months ended July 31, 2010	For the three months ended July 31, 2009	For the nine months ended July 31, 2010	For the nine months ended July 31, 2009
Expenses
General and administrative expenses	$4,040	$-	$-	$319	$2,591
Management fees	13,500	-	-	-	1,500
Rent	13,500	-	-	-	1,500
Stock-based compensation	449,550	-	-	-	-
Professional fees	304,128	30,170	38,474	72,786	79,305
Bank charges and interest	647	-	-	-	647
Foreign exchange loss	4,302	-	-	-	282
	789,667	30,170	38,474	73,105	85,825
	(789,667)	(30,170)	(38,474)	(73,105)	(85,825)
Write-off of exploration advances	(20,000)	-	-	-	(20,000)
Gain on settlement of debt	36,000	-	-	-	36,000
Write-off of exploration costs	(25,000)	-	-	-	-
Net loss for the period	(798,667)	(30,170)	(38,474)	(73,105)	(69,825)
Deficit, beginning of the period	-	(768,497)	(632,404)	(725,562)	(601,053)
Deficit, end of the period	$(798,667)	$(798,667)	$(670,878)	$(798,667)	$(670,878)

Earnings per share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding	5,456,000	5,456,000	5,456,000	5,456,000

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Expressed in US Dollars)
(Unaudited)

	Period from inception on October 31, 2006 to July 31, 2010	For the nine months ended July 31, 2010	For the nine months ended July 31, 2009
Cash flow from operating activities
Net loss for the period	$(798,667)	$(73,105)	$(69,825)
Add back non-cash operating activities:
Gain on settlement of debt	(36,000)	-	(36,000)
Donated rent	13,500	-	1,500
Donated services	13,500	-	1,500
Write-off of exploration advances	20,000	-	20,000
Consulting fees	25,930	-	38,451
Stock-based compensation	449,550	-	-
Write-off of exploration costs	25,000	-	-
Changes in non-cash working capital
Exploration advances	(20,000)	-	-
Accounts payable and accrued liabilities	106,641	12,911	14,202
Net cash used in operating activities	(200,546)	(60,194)	(30,172)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	-	(6,120)
Net cash used in investing activities	(50,930)	-	(6,120)
Cash flow from financing activities
Advances from related parties	151,386	59,875	18,288
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	-
Repurchase of capital stock	(14,350)	-	-
Note payable	-	-	18,000
Net cash provided by financing activities	251,476	59,875	36,288
Net change in cash and cash equivalents during the period	-	(319)	(4)
Cash and cash equivalents, beginning of period	-	319	323
Cash and cash equivalents, end of period	$-	$-	$319

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
(Expressed in US Dollars)
(Unaudited)

	Common stock
	Number of shares	Amount	Additional Paid in Capital	Common stock subscribed	Deficit accumulated during the exploration stage	Total shareholders’ equity (deficiency)
Balance, October 31, 2008	5,456,400	$546	$573,094	$-	$(601,053)	$(27,413)
Donated services and rent	-	-	3,000	-	-	3,000
Extinguishment of related party debt	-	-	46,083	-	-	46,083
Net loss		-	-	-	(124,509)	(124,509)
Balance, October 31, 2009	5,456,400	546	622,177	-	(725,562)	(102,839)
Net loss	-	-	-	-	(73,105)	(73,105)
Balance, July 31, 2010	5,456,400	$546	$622,177	$-	$(798,667)	$(175,944)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2010

1.   NATURE AND CONTINUANCE OF OPERATIONS

Shengrui Resources Co. Ltd. (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business was the acquisition and exploration of oil and gas resources. It has changed its principal business to the acquisition and exploration of mineral resources.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2010 the Company has accumulated losses of $798,667 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent accounting pronouncements

In May 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009. There was no significant impact on the Company’s financial statements.

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
July 31, 2010

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

3.   RELATED PARTY TRANSACTIONS

a)
At July 31, 2010, the Company was indebted to a related company with one or more directors in common for $105,303 (October 31, 2009 - $45,428), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

4.   COMMON STOCK

a)	During the year ended October 31, 2007, the Company issued 7,800 shares of common stock for $780.

b)	During the year ended October 31, 2007, the Company received subscriptions of $71,660 for 716,000 shares of common stock issued pursuant to a private placement at $0.10 per share.

c)
During the year ended October 31, 2007, the Company received subscriptions of $450 from the former President of the Company for 4,500,000 shares of common stock pursuant to a private placement at $0.0001 per share. On March 19, 2008, the shares were issued. At October 31, 2007, $450 was included in common stock subscribed. Stock-based compensation was recorded during the year ended October 31, 2008, representing the difference between the fair value of the common shares and the consideration received.

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

Forward-Looking Statements

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

Business Overview

We were incorporated as a Nevada company on October 30, 2006. Until recently, we were engaged in the acquisition and exploration of oil and gas properties. Currently, we are engaged in the development of business interests in the People's Republic of China (the “PRC”) with the goal of completing the acquisition of one or more operating companies in the mineral resource industry. On August 10, 2009, we initiated a proposal to acquire 100% of the issued and outstanding shares of Helongjiang Jiu Xin Mining Investment Co. Ltd., a private mining company located in Harbin, Heilongjiang Province. We did not enter into any formal agreements with respect to this acquisition, and in August 2010 we terminated our discussions with the company.

Our business activities in both the PRC and North America are directed by Arthur Skagen, our Chief Executive Officer, and Donald Fairholm, our Chief Financial Officer. Mr. Skagen and Mr. Fairholm also manage our operations.

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

Our common stock was quoted on the OTC Bulletin Board under the symbol “SRUI” until September 7, 2010, when it was deleted as no bid or ask prices were quoted for a sufficient period of time pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We plan to apply to again have our common stock quoted on the OTC Bulletin Board; however, there is no guarantee that our application will be accepted.

We intend to build our business by developing business interests within the PRC. We are currently exploring business opportunities in the mineral and natural resource sector as well as other sectors, and although we are focusing our attention on the PRC we also intend to develop business interests in North America as opportunities arise.

Going Concern

Our financial statements for the nine months ended July 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2010

For the three months ended July 31, 2010 we did not generate any revenues and we incurred a net loss of $30,170, compared to a net loss of $38,474 for the same period in fiscal 2009. Our net loss per share for the three months ended July 31, 2010 was $0.01, as was our net loss per share for the same period in fiscal 2009.

Our total expenses for the three months ended July 31, 2010 were $30,170, compared to total expenses of $38,474 for the same period in fiscal 2009, for a net decrease of approximately 22%. Our total expenses for the three months ended July 31, 2010 consisted of $30,170 in professional fees, whereas our total expenses for the same period in fiscal 2009 consisted of $38,474 in professional fees.

Results of Operations for the Nine Months Ended July 31, 2010

For the nine months ended July 31, 2010 we did not generate any revenues and we incurred a net loss of $73,105, compared to a net loss of $69,825 for the same period in fiscal 2009. Our net loss per share for the nine months ended July 31, 2010 was $0.01, as was our net loss per share for the same period in fiscal 2009.

Our total expenses for the nine months ended July 31, 2010 were $73,105, compared to total expenses of $85,825 for the same period in fiscal 2009, for a net decrease of approximately 15%. Our total expenses for the nine months ended July 31, 2010 consisted of $72,786 in professional fees and $319 in general and administrative expenses, whereas our total expenses for the same period in fiscal 2009 consisted of $79,305 in professional fees, $1,500 in management fees, $1,500 in rent, $2,591 in general and administrative expenses, $647 in bank charges and $282 in foreign exchange loss. During the nine months ended July 31, 2009 we also received $36,000 in the form of gain on the settlement of debt and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from October 30, 2006 (Date of Inception) to July 31, 2010

From our inception on October 30, 2006 to July 31, 2010 we did not generate any revenues and we incurred a net loss of $798,667.

From our inception on October 30, 2006 to July 31, 2010 we incurred total expenses of $789,667, including $304,128 in professional fees, $13,500 in management fees, $13,500 in rent, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $36,000 in the form of gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of July 31, 2010 we had no cash or cash equivalents, $175,944 in total liabilities and a working capital deficit of $175,944. As of July 31, 2010 we had an accumulated deficit of $798,667.

We are solely dependent on the funds raised through our equity financing. Our net loss of $798,667 from our inception on October 30, 2006 to July 31, 2010 was funded by equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 30, 2006 to July 31, 2010 we spent $200,546 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,500 in stock-based compensation, $25,000 in the write-off of exploration costs and $106,641 in accounts payable. During that time, we also received $36,000 in the form of gain on the settlement of debt and $20,000 in exploration advances.

During the nine months ended July 31, 2010 we spent $60,194 on operating activities, including $12,911 in accounts payable. During the same period in fiscal 2009 we spent $30,172 on operating activities, including $1,500 in donated rent, $1,500 in donated services, $20,000 in the write-off of exploration advances, $38,451 in consulting fees and $14,202 in accounts payable. During that time, we also received $36,000 in the form of a gain on the settlement of debt.

From our inception on October 30, 2006 to July 31, 2010 we spent $50,930 on investing activities. During the nine months ended July 31, 2010 we did not spend any money on investing activities, whereas we spent $6,120 on investing activities during the same period in fiscal 2009. All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 30, 2006 to July 31, 2010 we received $251,476 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $151,386 in advances from related parties. From our inception on October 30, 2006 to July 31, 2010 we also spent $14,350 on repurchases of our common stock.

During the nine months ended July 31, 2010 we received $59,875 from financing activities, all of which was in the form of advances from related parties. During the same period in fiscal 2009 we received $36,288 from financing activities, including $18,288 in the form of advances from related parties and $18,000 in the form of a note payable.

Our decrease in cash for the nine months ended July 31, 2010 was $319 due to a combination of our operating and financing activities.

For the next 12 months we intend to:

●	develop a website;

●	develop business interests in China; and

●	leverage those business interests in China to complete the acquisition of one or more operating companies in the mineral resource industry.

Our planned operation and exploration expenditures over the next 12 months are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Develop a website	12 months	10,000
Develop business interests in China	12 months	220,000
Complete the acquisition of one or more operating mineral resource companies	12 months	250,000
Professional fees	12 months	120,000
Marketing expenses	12 months	60,000
General and administrative expenses	12 months	24,000
Total		684,000

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned acquisition activities. In the absence of such financing, we will not be able to develop business interests in China to the extent that we would like or complete any formal business acquisitions, and we may be forced to abandon our business plan.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control

During the three months ended July 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shengrui Resources Co. Ltd.
(Registrant)

Date: September 13, 2010	/s/ Arthur Skagen
Arthur Skagen
Chief Executive Officer, Director