Form 10-K
period 2010-10-31
SHENGRUI RESOURCES CO. LTD
filed 2011-03-25
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of April 30, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $1,670,500.

As of March 25, 2011 the registrant’s outstanding common stock consisted of 5,456,400 shares.

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

As used in this annual report, the terms "we", "us" and "our" mean Shengrui Resources Co. Ltd., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated as a Nevada company on October 30, 2006. We were formerly involved in the acquisition and exploration of oil and gas properties, and were subsequently engaged in the development of business interests in China with the goal of completing the acquisition of one or more operating companies in the mineral resource industry. We are currently assessing our strategy for the future, as we decided not to proceed with the proposal we initiated on August 10, 2009 to acquire 100% of the issued and outstanding shares of Heilongjiang Jiu Xin Mining Investment Co. Ltd., a private mining company located in Harbin, Heilongjiang Province, China.

Our business activities are directed by Arthur Skagen, our President, Chief Executive Officer, Secretary and Director, and Donald Fairholm, our Chief Financial Officer, Principal Accounting Officer, Treasurer and Director. Mr. Skagen and Mr. Fairholm also manage our operations.

We formerly had one wholly owned subsidiary, Patch Oilsands Ltd., a British Columbia corporation through which we acquired properties in Leismer, Alberta. On April 16, 2009 we transferred 100% of the shares of Patch Oilsands Ltd. to Pacific Bridge Capital Ltd., a company over which Mr. Skagen has sole voting and investment power, pursuant to a consulting agreement in exchange for services rendered. Our common stock is quoted on the OTCQB under the symbol “SRUI”.

Uncertainties

We are an exploration stage company that has only recently begun operations. We have not generated any revenues from our business activities, and we do not expect to generate revenues for the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. To finance our operations, we have completed several rounds of financing and raised $100,090 through private placements of our common stock.

We do not currently have sufficient financing to fully execute our business plan and there is no assurance that we will be able to obtain the necessary financing to do so. Accordingly, there is uncertainty about our ability to continue to operate.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We do not own or have any rights to acquire an interest in any oil and gas properties or mineral resource properties.

Our executive office is located at 270 – 11331 Coppersmith Way, Richmond, British Columbia, Canada V7A 5J9. This office is donated to us by Donald Fairholm, our Chief Financial Officer, Principal Accounting Officer, Treasurer and Director. As of March 25, 2011 we had not entered into any lease agreements for this space.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “SRUI”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on October 31, 2008; it was deleted from the OTC Bulletin Board and moved to the OTCQB on September 7, 2010. The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The high and low bid quotations of our common stock for the periods indicated below are as follows:

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
October 31, 2010	1.25	0.25
July 31, 2010	1.25	1.25
April 30, 2010	1.50	1.05
January 31, 2010	1.05	1.01
October 31, 2009	1.50	0.60
July 31, 2009	0.60	0.60
April 30, 2009	0.60	0.60
January 31, 2009	0.25	0.25

Holders

As of March 25, 2011 there were approximately 47 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

Dividends

As of March 25, 2011 we had not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of March 25, 2011 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2010 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Revenues

We have limited operational history. From our inception on October 30, 2006 to October 31, 2010 we did not generate any revenues. As of October 31, 2010 we had no assets and total liabilities of $171,456. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on October 30, 2006 to October 31, 2010 we incurred total expenses of $785,179, including $13,500 in management fees, $13,500 in rent, $299,640 in professional fees, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $36,000 in the form of  a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

During the fiscal year ended October 31, 2010 we incurred total expenses of $68,617, including $68,298 in professional fees and $319 in general and administrative expenses.

During the fiscal year ended October 31, 2009 we incurred total expenses of $140,509, including $1,500 in management fees, $1,500 in rent, $133,988 in professional fees, $282 in foreign exchange losses, $647 in bank charges and interest and $2,592 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Our general and administrative expenses consisted primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Net Loss

From our inception on October 30, 2006 to October 31, 2010 we incurred a net loss of $794,179. During the fiscal year ended October 31, 2010 we incurred a net loss of $68,617 and a net loss per share of $0.01. During the fiscal year ended October 31, 2009 we incurred a net loss of $124,509 and a net loss per share of $0.02.

Liquidity and Capital Resources

As of October 31, 2010 we had no cash or assets, $171,456 in current liabilities and a working capital deficit of $171,456. As of October 31, 2010 we had an accumulated deficit of $794,179.

We are solely dependent on the funds raised through our equity financing. Our net loss of $794,179 from our inception on October 30, 2006 to October 31, 2010 was funded by equity financing. Since our inception on October 30, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 30, 2006 to October 31, 2010 we spent $140,671 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,500 in stock-based compensation, $25,000 in the write-off of exploration costs, $57,072 in amounts due to related parties and $104,956 in accounts payable.  During that time, we also received $36,000 in the form of a gain on the settlement of debt and $20,000 in exploration advances.

During the fiscal year ended October 31, 2010 we spent $319 on operating activities, including $57,072 in amounts due to related parties and $11,226 in the form of accounts payable, whereas we spent $51,833 on operating activities during the fiscal year ended October 31, 2009, including $1,500 in donated rent, $1,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees and $59,746 in accounts payable. During that time, we also received $36,000 in the form of a gain on the settlement of debt.

From our inception on October 30, 2006 to October 31, 2010 we spent $50,930 on investing activities. During the fiscal year ended October 31, 2010 we spent $Nil on investing activities, whereas we spent $6,120 on investing activities during the fiscal year ended October 31, 2009.  All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 30, 2006 to October 31, 2010 we received $191,601 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $91,511 in advances from related parties. From our inception on October 30, 2006 to October 31, 2010 we also spent $14,350 on repurchases of our common stock. During the fiscal years ended October 31, 2010 and October 31, 2009 we received $Nil and $57,949 from financing activities, respectively, all of which was in the form of advances from related parties.

Our decrease in cash for the year ended October 31, 2010 was $319 due to a combination of our operating, investing and financing activities.

Our plans for the next 12 months are uncertain due to our current financial condition. However, based on our expenses since inception we estimate that we will spend approximately $100,000 on professional fees as well as $5,000 on general and administrative expenses. Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses. The professional fees are related to maintaining our status as a public company, particularly our regulatory filings throughout the year, as well as the completion of any financing and the acquisition of any company in which we may acquire an interest.

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or activities. In the absence of such financing, we will not be able complete any business acquisitions and we may be forced to cease our limited operations.

We also hope to obtain financing as part of any acquisition agreement that we may ultimately negotiate. However, there is no guarantee that we will enter into a definitive acquisition agreement, and if we successfully complete an acquisition our capital requirements and business plans may change substantially.

Going Concern

Our financial statements for the fiscal year ended October 31, 2010 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of securities to fund our operations. We may not generate any revenues even if we successfully complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business may fail.

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

Foreign currency translation

Our functional and reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in a foreign currency are translated at the historical rate. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of this annual report, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

SHENGRUI RESOURCES CO. LTD.
(An Exploration Stage Company)
Financial Statements as of October 31, 2010

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Shengrui Resources Co. Ltd.

We have audited the accompanying balance sheets of Shengrui Resources Co. Ltd. as of October 31, 2010 and 2009 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended October 31, 2010 and 2009 and for the period from inception at October 30, 2006 to October 31, 2010. The Company’s management is responsible for these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and its cash flows for years then ended and for the period from inception at October 30, 2006 to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company generated negative cash flows from operating activities during the past year. The Company has an accumulated deficit of approximately $794,179 for the year ended October 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Accountants

March 23, 2011

1200 – 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
As at October 31

	2010	2009
ASSETS
Current
Cash	$-	$319
	-	319
	$-	$319
LIABILITIES
Current
Accounts payable and accrued liabilities	$68,956	$57,730
Due to related parties (Note 3)	102,500	45,428
	171,456	103,158
STOCKHOLDERS' DEFICIENCY
Capital stock (100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding [October 31, 2009 - 5,456,400]) (Note 4)	546	546
Additional paid-in capital	622,177	622,177
Deficit accumulated during the exploration stage	(794,179)	(725,562)
	(171,456)	(102,839)
	$-	$319

Nature and continuance of operations (Note 1)
Subsequent events (Note 7)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

	Period from inception at October 30, 2006 to	Year ended	Year ended
	October 31, 2010	October 31, 2010	October 31, 2009

Expenses
Bank charges and interest	$647	$-	$647
General and administrative expenses	4,040	319	2,592
Foreign exchange loss	4,302	-	282
Management fees	13,500	-	1,500
Rent	13,500	-	1,500
Professional fees	299,640	68,298	133,988
Stock-based compensation	449,550	-	-
	785,179	68,617	140,509
Loss before other items	(785,179)	(68,617)	(140,509)
Other items
Write-off of exploration advances	(20,000)	-	(20,000)
Write-off of exploration costs	(25,000)	-	-
Gain on settlement of debt	36,000	-	36,000
Net loss and comprehensive loss for the period	$(794,179)	$(68,617)	$(124,509)

Loss per share
Basic	$(0.01)	$(0.02)
Weighted average number of shares outstanding	5,456,000	5,456,000

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Period from inception at October 30, 2006 to	Year ended	Year ended
	October 31, 2010	October 31, 2010	October 31, 2009

Cash flow from operating activities
Net loss and comprehensive loss for the period	$(794,179)	$(68,617)	$(124,509)
Add back non-cash operating activities:
Donated rent	13,500	-	1,500
Donated services	13,500	-	1,500
Write-off of exploration advances	20,000	-	20,000
Consulting fees	25,930	-	25,930
Gain on settlement of debt	(36,000)	-	(36,000)
Stock-based compensation	449,550	-	-
Write-off of exploration costs	25,000	-	-
Changes in non-cash working capital
Exploration advances	(20,000)	-	-
Accounts payable	104,956	11,226	59,746
Due to related parties	57,072	57,072
Net cash used in operating activities	(140,671)	(319)	(51,833)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	-	(6,120)
Net cash used in investing activities	(50,930)	-	(6,120)
Cash flow from financing activities
Advances from related parties	91,511	-	57,949
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	-
Repurchase of capital stock	(14,350)	-	-
Net cash provided by financing activities	191,601	-	57,949
Net change in cash during the period	-	(319)	(4)
Cash, beginning of the period	-	319	323
Cash, end of the period	$-	$-	$319

Interest paid during the year	$-	$-	$-
Income taxes paid during the year	$-	$-	$-

Supplemental cash flow disclosure (Note 5)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD.
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in US Dollars)

	Common Stock		Additional Paid	Accumulated during the Exploration	Total Stockholders’ Equity
	Shares	Amount	in Capital	Stage	(Deficiency)

Balance, October 31, 2008	5,456,400	$546	$573,094	$(601,053)	$(27,413)
Donated services and rent	-	-	3,000	-	3,000
Extinguishments of related party debt	-	-	46,083	-	46,083
Net loss	-	-	-	(124,509)	(124,509)
Balance, October 31, 2009	5,456,400	546	622,177	(725,562)	(102,839)
Net loss	-	-	-	(68,617)	(68,617)
Balance, October 31, 2010	5,456,400	$546	$622,177	$(794,179)	$(171,456)

The accompanying notes are an integral part of these financial statements.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2010

1.   NATURE AND CONTINUANCE OF OPERATIONS

Shengrui Resources Co. Ltd. (formerly Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business was formerly the acquisition and exploration of natural resources. It is currently assessing its strategy for the future.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2010 the Company has accumulated losses of $794,179 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2010

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2010 and 2009, the Company did not have any potentially dilutive shares outstanding.

Comprehensive loss

As at October 31, 2010 and 2009, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Income taxes

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

Foreign currency translation

The Company’s functional and reporting currency is the US dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in a foreign currency are translated at the historical rate. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2010

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value measurements,” which amends ASC 820, “Fair Value Measures and Disclosures”. ASU 2010-06 requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The changes to the ASC as a result of this update are effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. This guidance requires new disclosures only, and had no impact on our financial statements. In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)”. This update provides amendments to Subtopic 855-10-50-4 and related guidance within U.S. GAAP to clarify that an SEC registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The Company has adopted this standard and it had no impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s financial statements will depend on the size and nature of future business combinations.

3.   RELATED PARTY TRANSACTIONS

As at October 31, 2010, the Company is indebted to companies with directors in common for $102,500 (2009 – $45,428), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Included in accounts payable and accrued liabilities is $14,110 (2009 – $Nil) accrued for accounting fees due to a company with a director in common.

During the year ended October 31, 2010, the Company paid $25,200 (2009 – $47,600) for accounting services provided by a company with directors in common.

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
For the year ended October 31, 2010

4.   COMMON STOCK (continued)

d)
On January 15, 2008, the Company issued 1,072,100 shares of common stock pursuant to a private placement at $0.10 per share for proceeds of $107,210. At October 31, 2007, the Company had included proceeds from this private placement of $71,210 in common stock subscribed.

e)	On June 12, 2008, the Company received subscriptions of $6,000 for 20,000 shares of common stock pursuant to a private placement at $0.30 per share. On June 22, 2008, the shares were issued.

f)	On October 23, 2008, the Company repurchased 143,500 common shares for cash consideration of $14,350, which were surrendered for cancellation pursuant to rescission agreements dated October 23, 2008.

g)	There were no shares issued during the years ended October 31, 2010 and 2009.

5.   SUPPLEMENTAL CASH FLOW DISCLOSURE

There were no non-cash transactions during the year ended October 31, 2010.

The following non-cash transactions occurred during the year ended October 31, 2009:

a)	The Company settled payables with a former related party in the amount of $46,083. This amount was recorded as additional paid in capital.

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

6.   DEFERRED INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the US federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $318,000 available to offset taxable income in future years which expires in fiscal 2030. Subject to certain restrictions, the Company also has resource expenditures available to reduce taxable income in future years.  The potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

SHENGRUI RESOURCES CO. LTD
(Formerly Double Halo Resources Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
For the year ended October 31, 2010

6.   DEFERRED INCOME TAXES (continued)

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2010	October 31, 2009
Income tax recovery at statutory rate	$(23,330)	$(44,322)
Items non deductible for tax purposes	-	(4,290)
Non recognized benefit of non capital losses carried forward	23,330	48,612
Provision for income taxes	$-	$-

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

	October 31, 2010	October 31, 2009
Net operating loss carryforward	$108,266	$82,438
Valuation allowance	(108,266)	(82,438)
Net deferrred income tax asset	$-	$-

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

7.   SUBSEQUENT EVENTS

The Company has evaluated all events subsequent to the end of the Company's fiscal year ended on October 31, 2010 through March 23, 2011 and determined there are no events that require disclosure.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2010, we determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the fiscal year ended October 31, 2010 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On September 20, 2010, we removed Jianshu Tang as our President and Haifeng Wang as our Secretary, and appointed Arthur Skagen, our Chief Executive Officer and Director, to fill the resulting vacancies.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 25, 2011.

Name	Age	Position
Arthur Skagen	59	President, Chief Executive Officer, Secretary, Director
Donald Fairholm	69	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director

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

Arthur Skagen – President, Chief Executive Officer, Secretary, Director

Arthur Skagen has been our Chief Executive Officer and Director since April 16, 2009, and our President and Secretary since September 20, 2010. Since 2006, Mr. Skagen has served as the President and Chief Executive Officer of Sino-Western Petroleum, Inc., a company in the business of oil and gas exploration and development. Since 2002, Mr. Skagen has also acted as the President of Pacific Bridge Capital Inc., a private Canadian investment firm active in both Hong Kong and mainland China.

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

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

●	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

●	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are quoted on the OTC Bulletin Board or OTCQB are not currently required to implement a code of ethics.

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

Our Board of Directors has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Nominating Committee

We do not have a nominating committee and we have not undertaken any material changes to the procedures by which security holders may recommend nominees to our Board of Directors since our last annual report.

Item 11.  Executive Compensation

None of our directors or executive officers has received any compensation from us from our inception on October 30, 2006 to October 31, 2010. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals. We did, however, recognize $500 per month for management services provided by Susan Shacker, our former sole executive officer and director, from November 2006 to January 2009.

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

The following table sets forth the ownership, as of March 23, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of March 23, 2011, there were 5,456,400 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Arthur Skagen (1) 15007 – 75th Avenue Surrey, British Columbia Canada V3S 6S3	-	-
Common Stock	Donald Fairholm (2) 270 – 11331 Coppersmith Way Richmond, British Columbia Canada V7A 5J9	-	-
All Officers and Directors as a Group		-	-
Common Stock	Kenneth Goggans 1513 Houston Street Sulphur Springs, TX 75482	4,120,000	75.5

(1)	Arthur Skagen is our President, Chief Executive Officer, Secretary and director.

(2)	Donald Fairholm is our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As at October 31, 2010 we were indebted to Shengrui International Holding Group Co. Ltd., a company over which Donald Fairholm, our Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director, has sole voting and investment power, for $102,113, representing expenditures paid on our behalf. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Davidson & Company LLP, in connection with the audit of our financial statements for the years ended October 31, 2010 and 2009, and any other fees billed for services rendered by our auditors during these periods.

Davidson & Company
Period from November 1, 2009 to October 31, 2010
Audit fees	$12,500
Audit-related fees	$10,300
Tax fees	$0
All other fees	$0
Total	$22,800

Davidson & Company
Period from November 1, 2008 to October 31, 2009
Audit fees	$10,000
Audit-related fees	$10,500
Tax fees	$0
All other fees	$0
Total	$20,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)	Financial Statements

See the “Index to Consolidated Financial Statements” set forth on page F-1.

(2)	Financial Statement Schedules

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

Date: March 25, 2011	Shengrui Resources Co. Ltd.

	By:	/s/ Arthur Skagen
Arthur Skagen
President, Chief Executive Officer, Secretary, Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Arthur Skagen	President, Chief Executive Officer, Secretary, Director	March 25, 2011
Arthur Skagen

/s/ Donald Fairholm	Chief Financial Officer, Principal Accounting Officer, Treasurer, Director	March 25, 2011
Donald Fairholm