Form 10-Q
period 2011-01-31
SHENGRUI RESOURCES CO. LTD
filed 2011-05-02
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-53575

Richland Resources Corp.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1513 Houston Street
Sulphur Springs, Texas  75482
(Address of principal executive offices)

(903) 439-6400
(Registrant’s telephone number, including area code)
__________

Shengrui Resources Co. Ltd.
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

As of April 30, 2011, the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Richland Resources Corp. (formerly known as Shengrui Resources Co. Ltd.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in US Dollars)

	January 31, 2011 (Unaudited)	October 31, 2010 (Audited)
LIABILITIES
Current
Accounts payable and accrued liabilities	$28,665	$68,956
Due to related parties	-	102,500
	28,665	171,456
SHAREHOLDERS' DEFICIENCY
Common stock - 100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding at January 31, 2011 and October 31, 2010	546	546
Additional paid-in capital	738,787	622,177
Deficit	(767,988)	(794,179)
	$(28,655)	$(171,456)

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

	Period from inception on October 31, 2006 to January 31, 2011 (Unaudited)	For the three months ended January 31, 2011 (Unaudited)	For the three months ended January 31, 2010 (Unaudited)
Expenses
General and administrative expenses	$4,040	$-	$319
Management fees	13,500	-	-
Rent	13,500	-	-
Stock-based compensation	449,550	-	-
Professional fees	309,517	9,877	15,648
Bank charges and interest	647	-	-
Foreign exchange loss	4,302	-	-
Total expenses	795,056	9,877	15,967
Operating loss	(795,056)	(9,877)	(15,967)
Write-off of exploration advances	(20,000)	-	-
Gain on settlement of debt	72,068	36,068	-
Write-off of exploration costs	(25,000)	-	-

Net income (loss) for the period	$(767,988)	$26,191	$(15,967)

Earnings per share
Basic		$0.005	$(0.003)
Weighted average number of shares outstanding		5,456,000	5,456,000

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)

	Period from inception on October 31, 2006 to January 31, 2011 (Unaudited)	For the three months ended January 31, 2011 (Unaudited)	For the three months ended January 31, 2010 (Unaudited)

Cash flow from operating activities
Net loss for the period	$(767,988)	$26,191	$(15,967)
Add back non-cash operating activities:
Gain on settlement of debt	(72,068)	(36,068)	-
Donated rent	13,500	-	-
Donated services	13,500	-	-
Write-off of exploration advances	20,000	-	-
Consulting fees	25,930	-	-
Stock-based compensation	449,550	-	-
Write-off of exploration costs	25,000	-	-
Changes in non-cash working capital
Exploration advances	(20,000)	-	-
Accounts payable and accrued liabilities	114,833	9,877	13,036
Due to related parties	-	-	-
Net cash provided by (used in) operating activities	(140,671)	-	(2,931)

Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	-	-
Net cash used in investing activities	(50,930)	-	-

Cash flow from financing activities
Advances from related parties	94,123	-	2,612
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	-
Repurchase of capital stock	(14,350)	-	-
Net cash provided by financing activities	194,213	-	2,612

Net change in cash and cash equivalents during the period	-	-	(319)
Cash and cash equivalents, beginning of period	-	-	319
Cash and cash equivalents, end of period	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
(Expressed in US Dollars)
(Unaudited)

	Common stock		Additional Paid	Common stock	Deficit accumulated during the	Total shareholders’
	Number of Shares	Amount	in Capital	subscribed	exploration stage	(deficiency)

Balance, October 31, 2009	5,456,400	$546	$622,177	$-	$(725,562)	$(102,839)

Net loss		-	-	-	(68,617)	(68,617)
Balance October 31, 2010	5,456,400	546	622,177	-	(794,179)	(171,456)
Forgiveness of related party debt			116,610			116,610

Net income	-	-	-	-	26,191	26,191
Balance, January 31, 2011	5,466,400	$546	$738,787	$-	$(767,988)	$(28,655)

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd)
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Expressed in US Dollars)
January 31, 2011

1. NATURE AND CONTINUANCE OF OPERATIONS

Richland Resources Corp. (formerly Shengrui Resources Co. Ltd.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of oil and gas resources. It is currently assessing its strategy for the future.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2011, the Company has accumulated losses of $767,988 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2010. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. RELATED PARTY TRANSACTIONS

During the period, the Company settled existing debt as follows:

a)	$116,610 due to a Company controlled by a former director. This amount was recorded as a capital contribution on forgiveness of the balance.

b)	$36,068 was forgiven by third parties.

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

4. SUBSEQUENT EVENTS

Effective March 31, 2011, Mr. Arthur W. Skagen resigned as a director and resigned as the Chief Executive Officer, President and Secretary and Treasurer of the Company and resigned as a director of the Company.  In addition, Mr. Donald O. Fairhorn resigned as the Chief Financial Officer, Treasurer and principal accounting officer of the Company. The resignations were not due to any disagreements with the Company.

Effective March 31, 2011, Mr. Kenneth A. Goggans was appointed as a director of the Company to fill the vacancy created with the resignation of Mr. Skagen by the Board of Directors of the Company, and Mr. Goggans was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company.

The Board of Directors and the shareholders of Shengrui Resources Co. Ltd. (the “Company”) held meetings by written consent and approved a change in the corporate name of the Company to Richland Resources Corp. and approved a plan of merger and an amendment to the Articles of Incorporation to be filed with the Secretary of State of the State of Nevada to change the name of the Company.  The change of name was effected through the merger of a shell Nevada subsidiary corporation of the Company, made effective on April 4, 2011.

The Company filed the amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, effective on April 4, 2011, and changed its corporate name to Richland Resources Corp.

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

As used in this quarterly report, the terms "we", "us", "our", and "Richland Resources" mean Richland Resources Corp., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated as a Nevada company on October 30, 2006. We intend to build our business through the acquisition and exploration of oil and gas properties.

Our common stock is quoted on the Pink Sheets over-the-counter market under the symbol “RRCH”.

Going Concern

Our financial statements for the three months ended January 31, 2011, have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon advances from related parties and the sale of securities to fund our operations. We may not generate any revenues even if we complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our proposed activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2011

For the three months ended January 31, 2011, we did not generate any revenues and we had a net income of $26,191, compared to a net loss of $15,967 for the same period in fiscal 2010. The reason for the 2011 net income is the recognition of a $36,088 gain on the settlement of debt. Our net income per share for the three months ended January 31, 2011, was $0.005, compared to a net loss per share of $0.003 for the same period in fiscal 2010.

Our total expenses for the three months ended January 31, 2011, were $9,877, compared to total expenses of $15,967 for the same period in fiscal 2010, for a net decrease of approximately 36%. Our total expenses for the three months ended January 31, 2011, consisted of $9,877 in professional fees, whereas our total expenses for the same period in fiscal 2010 consisted of $15,648 in professional fees and $319 in general and administrative expenses. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

Results of Operations for the Period from October 31, 2006 (Date of Inception) to January 31, 2011

From our inception on October 31, 2006 to January 31, 2011, we did not generate any revenues and we incurred a net loss of $767,988.

From our inception on October 31, 2006 to January 31, 2011, we incurred total expenses of $795,056, including $309,517 in professional fees, $13,500 in management fees, $13,500 in rent, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $72,068 in the form of a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of January 31, 2011, we had no cash or cash equivalents, $28,655 in total liabilities and a working capital deficit of $28,655. As of January 31, 2010, we had an accumulated deficit of $767,988.

We are solely dependent on the funds raised through our equity financing. Our net loss of $767,988 from our inception on October 31, 2006, to January 31, 2011, was funded by equity financing. Since our inception on October 31, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 31, 2006 to January 31, 2011, we spent $140,671 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,550 in stock-based compensation, $25,000 in the write-off of exploration costs and $114,833 in accounts payable.  During that time, we also received $72,068 in the form of a gain on the settlement of debt and $20,000 in exploration advances.

During the three months ended January 31, 2011, we spent $-0- on operating activities, including a $36,068 gain on settlement of debt and $9,877 in accounts payable. During the same period in fiscal 2010 we spent $2,931 on operating activities, including $13,036 in accounts payable.

From our inception on October 31, 2006 to January 31, 2011 we spent $50,930 on investing activities. We did not spend any money on investing activities during the three months ended January 31, 2011 or 2010. All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 31, 2006 to January 31, 2011, we received $194,213 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $91,511 in advances from related parties. From our inception on October 31, 2006 to January 31, 2011 we also spent $14,350 on repurchases of our common stock.

During the three months ended January 31, 2011, we received no cash flow from financing activities.  During the same period in fiscal 2010 we received $2,612 from financing activities, all of which was in the form of advances from related parties

Our decrease in cash for the three months ended January 31, 2011 was $-0-.

For the next 12 months we intend to seek financing to acquire and develop oil and gas properties in the United States.

Our general and administrative expenses for the next year (anticipated to be approximately $350,000) will consists primarily payroll, professional fees, transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year and the acquisition of any company in which we may acquire an interest.

If we secure less than the full amount of financing that we require to acquire significant oil and gas properties, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We intend to raise the balance of our cash requirements for the next 12 months from financial institutions, private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned exploration activities. In the absence of such financing, we will not be able to acquire and oil and gas properties to the extent that we would like, and we may be forced to abandon our business plan.

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

Item 4A. Controls and Procedures

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

Changes in Internal Control

During the three months ended January 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required by small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Amendment to Articles of Incorporation of April 4, 2011, is hereby incorporated herein by reference to Exhibit 3.1 to the Form 8-K current report of the Company dated April 4, 2011.

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

Richland Resources Corp.
(Registrant)

Date: May 2, 2011	/s/ Kenneth A. Goggans
Kenneth A. Goggans
Chief Executive Officer, President, Treasurer, Chief Financial Officer, Secretary and Director