Form 10-Q
period 2011-04-30
Richland Resources Corp.
filed 2011-06-23
CIK 1425897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

As of May 31, 2011, the registrant’s outstanding common stock consisted of 5,456,400 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Richland Resources Corp. (formerly known as Shengrui Resources Co. Ltd.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS
(Expressed in US Dollars)

	April 30, 2011 (Unaudited)	October 31, 2010 (Audited)
LIABILITIES
Current
Accounts payable and accrued liabilities	$28,655	$68,956
Due to related parties	0	102,500
	28,655	171,456
SHAREHOLDERS' DEFICIENCY
Common stock - 100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding at April 30, 2011 and October 31, 2010	546	546
Additional paid-in capital	738,787	622,177
Deficit	(767,988)	(794,179)
	$28,655	$(171,456)

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(Expressed in US Dollars)

	Period from inception on October 31, 2006 to April 30, 2011	For the three months ended April 30, 2011	For the three months ended April 30, 2010	For the six months ended April 30, 2011	For the six months ended April 30, 2010

Expenses
General and administrative expenses	$4,040	$0	$0	$0	$319
Management fees	13,500	0	0	0	0
Rent	13,500	0	0	0	0
Stock-based compensation	449,550	0	0	0	0
Professional fees	309,517	0	26,968	9,877	42,616
Bank charges and interest	647	0	0	0	0
Foreign exchange loss	4,302	0	0	0	0
Total Expenses	795,056	0	26,968	9,877	42,935
Operating (loss)	(795,056)	0	(26,968)	(9,877)	(42,935)
Write-off of exploration advances	(20,000)	0	0	0	0
Gain on settlement of debt	72,068	0		36,068	0
Write-off of exploration costs	(25,000)	0	0	0	0
Net Income (loss) for the period	(767,988)	0	(26,968)	26,191	(42,935)
Deficit, beginning of the period	0	(767,988)	(741,529)	(794,179)	(725,562)
Deficit, end of the period	$(767,988)	$(767,988)	$(768,497)	$(767,988)	$(768,497)

Earnings per share
Basic		$(0.000)	$(0.005)	$(0.005)	$(0.008)
Weighted average number of shares outstanding		5,456,000	5,456,000	5,456,000	5,456,000

The accompanying notes are an integral part of these financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(Expressed in US Dollars)

	Period from inception on October 31, 2006 to April 30, 2011 (Unaudited)	For the six months ended April 30, 2011 (Unaudited)	For the six months ended April 30, 2010 (Unaudited)

Cash flow from operating activities
Net loss for the period	$(767,988)	$26,191	$(42,935)
Add back non-cash operating activities:
Gain on settlement of debt	(72,068)	(36,068)	0
Donated rent	13,500	0	0
Donated services	13,500	0	0
Write-off of exploration advances	20,000	0	0
Consulting fees	25,930	0	0
Stock-based compensation	449,550	0	0
Write-off of exploration costs	25,000	0	0
Changes in non-cash working capital
Exploration advances	(20,000)	0	0
Accounts payable and accrued liabilities	114,833	9,877	6,815
Due to related parties	0	0	0
Net cash provided by (used in) operating activities	(140,671)	0	(36,120)

Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	0	0
Net cash used in investing activities	(50,930)	0	0

Cash flow from financing activities
Advances from related parties	94,123	0	35,801
Capital stock subscribed	71,660	0	0
Proceeds from the issuance of capital stock	42,780	0	0
Repurchase of capital stock	(14,350)	0	0
Net cash provided by financing activities	194,213	0	35,801

Net change in cash and cash equivalents during the period	0	0	(319)
Cash and cash equivalents, beginning of period	0	0	319
Cash and cash equivalents, end of period	$0	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd.)
(An Exploration Stage Company)
CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIENCY
(Expressed in US Dollars)
(Unaudited)

	Common stock		Additional Paid	Common stock	Deficit accumulated during the	Total shareholders’
	Number of Shares	Amount	in Capital	subscribed	exploration stage	(deficiency)

Balance, October 31, 2009	5,456,400	$546	$622,177	$0	$(725,562)	$(102,839)

Net loss					(68,617)	(68,617)
Balance October 31, 2010	5,456,400	546	622,177	0	(794,179)	(171,456)
Forgiveness of related party debt			116,610			116,610

Net income					26,191	26,191
Balance, April, 30, 2011	5,456,400	$546	$738,787	$0	$(767,988)	$28,655

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.
(Formerly Shengrui Resources Co. Ltd)
(An Exploration Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Expressed in US Dollars)
April 30, 2011

1. NATURE AND CONTINUANCE OF OPERATIONS

Richland Resources Corp. (formerly Shengrui Resources Co. Ltd.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an Exploration Stage Company. The Company’s principal business is the acquisition and exploration of oil and gas resources. It is currently assessing its strategy for the future.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2011, the Company has accumulated losses of $767,988 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Going Concern

Our financial statements for the six months ended April 30, 2011, have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Results of Operations for the Three Months Ended April 30, 2011

For the three months ended April 30, 2011, we did not generate any revenues or incur any expenses, compared to a net loss of $26,968 for the same period in fiscal 2010. Our net income per share for the three months ended April 30, 2011, was $0.000, compared to a net loss per share of $0.005 for the same period in fiscal 2010.

Our total expenses for the three months ended April 30, 2011, were $0, compared to total expenses of $26,968 for the same period in fiscal 2010.   Total expenses for the three months ended April 30, 2010 consisted of $26,968 in professional fees.

Results of Operations for the Six Months Ended April 30, 2011

For the six months ended April 30, 2011 we did not generate any revenues and we recorded a net income of $26,191, compared to a net loss of $42,935 for the same period in fiscal 2010. The reason for the 2011 net income is the recognition of a $36,068 gain on the settlement of debt offset by $9,877 in professional fees.   Our net income per share for the six months ended April 30, 2011 was $0.005, compared to a net loss per share of $0.008 for the same period in fiscal 2010.

Our total expenses for the six months ended April 30, 2010 were $9,877, compared to total expenses of $42,616 for the same period in fiscal 2009. Our total expenses for the six months ended April 30, 2011 consisted of $9,877 in professional fees, whereas our total expenses for the same period in fiscal 2010 consisted of $42,616 in professional fees.

Results of Operations for the Period from October 31, 2006 (Date of Inception) to April 30, 2011

From our inception on October 31, 2006 to April 30, 2011, we did not generate any revenues and we incurred a net loss of $767,988.

From our inception on October 31, 2006 to April 30,, 2011, we incurred total expenses of $795,056, including $309,517 in professional fees, $13,500 in management fees, $13,500 in rent, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $72,068 in the form of a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of April 30, 2011, we had no cash or cash equivalents, $28,655 in total liabilities and a working capital deficit of $28,655. As of April 30, 2011, we had an accumulated deficit of $767,988.

We are solely dependent on the funds raised through our equity financing and from our shareholders.  Our net loss of $767,988 from our inception on October 31, 2006, to April 30, 2011, was funded by equity financing and shareholder advances.  Since our inception on October 31, 2006, we have raised gross proceeds of $100,090 in cash from the sale of our securities.

From our inception on October 31, 2006 to April 30, 2011, we spent $140,671 on operating activities, including $13,500 in donated rent, $13,500 in donated services, $20,000 in the write-off of exploration advances, $25,930 in consulting fees, $449,550 in stock-based compensation, $25,000 in the write-off of exploration costs and $114,833 in accounts payable.  During that time, we also received $72,068 in the form of a gain on the settlement of debt and $20,000 in exploration advances.

During the three months ended April 30, 2011, we spent $-0- on operating activities.  During the same period in fiscal 2010 we spent $26,968 on operating activities, including $13,036 in accounts payable.

From our inception on October 31, 2006 to April 30, 2011 we spent $50,930 on investing activities. We did not spend any money on investing activities during the three months ended April 30, 2011 or 2010. All of our investing activities since inception were related to the acquisition of oil and gas properties.

From our inception on October 31, 2006 to April 30, 2011, we received $194,213 from financing activities, including $42,780 in proceeds from the issuance of our common stock, $71,660 from subscriptions for our common stock and $91,511 in advances from related parties. From our inception on October 31, 2006 to April 30, 2011 we also spent $14,350 on repurchases of our common stock.

During the three months ended April 30, 2011, we received no cash flow from financing activities.  During the same period in fiscal 2010 we received $35,801 from financing activities, all of which was in the form of advances from related parties

Our decrease in cash for the three months ended April 30, 2011 was $-0-.

For the next 12 months we intend to seek financing to acquire and develop oil and gas properties in the United States.

Our general and administrative expenses for the next year (anticipated to be approximately $650,000) will consists primarily payroll, professional fees, transfer agent fees, investor relations expenses and general office expenses. The professional fees are related to our regulatory filings throughout the year and the acquisition of any company in which we may acquire an interest.

If we secure less than the full amount of the financing required to acquire significant oil and gas properties, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

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

Changes in Internal Control

During the three months ended April 30, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Richland Resources Corp.
(Registrant)

Date: June 23, 2011	/s/ Kenneth A. Goggans
Kenneth A. Goggans
Chief Executive Officer, President, Treasurer, Chief Financial Officer, Secretary and Director