Form 10-K
period 2011-10-31
Richland Resources Corp.
filed 2012-02-29
CIK 1425897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 000-53575

Richland Resources Corp.

(Exact name of registrant as specified in its charter)

Nevada	90-0787192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1513 Houston Street , Sulphur Springs, Texas 75482

(Address of principal executive offices)

((903) 439-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 29, 2012 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $546.

As of February 29, 2012 the registrant’s outstanding common stock consisted of 5,456,400 shares.

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

As used in this annual report, the terms "we", "us" and "our" mean Richland Resources Corp., unless otherwise indicated.

All dollar amounts in this annual report refer to U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated as a Nevada company on October 30, 2006 under the name Double Halo Corp., and later changed our name to Shengrui Resources Co. Ltd., and changed our name to Richland Resources Corp. in April 2011. Prior to the year ended October 31, 2010 we had been involved in the acquisition and exploration of oil and gas properties, and were subsequently engaged in the development of business interests in China with the goal of completing the acquisition of one or more operating companies in the mineral resource industry. Those activities were discontinued before the beginning of the year ended October 31, 2011, and the Company has been inactive. Control of the Company was acquired by Kenneth A. Goggans in March 2011.

Our business activities are directed by Kenneth A. Goggans, our President, Chief Executive Officer, and Director, and Max Elghandour, our Chief Financial Officer, Principal Accounting Officer and Treasurer. Messrs. Goggans and Elghandour also manage our operations.

Our common stock is quoted on the OTCQB under the symbol “RRCH”:

Uncertainties

We are an independant oil and natural gas company in the development stage. We have not generated any revenues from our business activities, however we expect to generate revenues in the foreseeable future. Since our inception, we have incurred operational losses, and we have been issued a going concern opinion by our auditors. Our operations are financed through funding from a related party

We are currently pursuing financing through private offering to fully execute our business plan, however, there is no assurance that we will be able to obtain the necessary financing to do so. Accordingly, there is uncertainty about our ability to continue to operate.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or have any rights to acquire an interest in any oil and gas properties or mineral resource properties.

Our executive office is located at 1513 Houston Street, Sulphur Springs, Texas 75482. This office is provided to us by Kenneth Goggans, our Chief Executive Officer and sole Director. As of February 1, 2011 we had not entered into any lease agreements for this space.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTCQB under the trading symbol “RRCH”. Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

OTC Bulletin Board / OTCQB
Quarter Ended	High ($)	Low ($)
October 31, 2011	*	*
July 31, 2011	*	*
April 30, 2011	*	*
January 31, 2011	*	*
October 31, 2010	1.25	0.25
July 31, 2010	1.25	1.25
April 30, 2010	1.50	1.05
January 31, 2010	1.05	1.01

* There were no trading activities during this period

Holders

As of January 25, 2012 there were approximately 52 holders of record of our common stock. We do not believe that a significant number of beneficial owners hold their shares of our common stock in street name.

We have historically not paid dividends on our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of [Filing Date] we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2011 we did not complete any unreported sales of our equity securities that were not registered under the Securities Act.

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

Results of Operations

Revenues

We have limited operational history. From our inception on October 30, 2006 to October 31, 2011 we did not generate any revenues. As of October 31, 2011 we had no assets and total liabilities of $49,763. We anticipate that we will incur losses in the foreseeable future and our ability to generate revenues in the next 12 months continues to be uncertain.

Expenses

From our inception on October 30, 2006 to October 31, 2011 we incurred total expenses of $834,943, including $13,500 in management fees, $13,500 in rent, $349,403 in professional fees, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest and $4,040 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

During the fiscal year ended October 31, 2011 we incurred total expenses of $49,763 in professional fees

During the fiscal year ended October 31, 2010 we incurred total expenses of $68,617 including $68,298 in professional fees and $319 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Our general and administrative expenses consisted primarily general office expenses. Our professional fees include legal, accounting and auditing fees.

Net Loss

From our inception on October 30, 2006 to October 31, 2011 we incurred a net loss of $843,942. During the fiscal year ended October 31, 2011 we incurred a net loss of $49,763 and a net loss per share of $0.01. During the fiscal year ended October 31, 2010 we incurred a net loss of $68,617 and a net loss per share of $0.01.

Liquidity and Capital Resources

As of October 31, 2011 we had no cash or assets, $49,763 in current liabilities and a working capital deficit of $49,763. As of October 31, 2011 we had an accumulated deficit of $843,843.

From our inception on October 30, 2006 until the change of control on March 9, 2011 we were solely dependent on the funds raised through our equity financing however, subsequent to the change of control, the company was financed by a company under common ownership. Our net loss of $843,942 from our inception on October 30, 2006 to October 31, 2011 was funded by equity financing and funding from related parties.

We are currently in the process of negotiating a farmout agreement with two independent mineral owners, on which we plan to drill our first four wells. Our plans for the next 12 months are to drill six wells at a total cost of approximately $26.5 Million we estimate that we will spend approximately $1.8 million on on general and administrative expenses. Our general and administrative expenses for the year will consist of salaries and wages, professional fees, investor relations expenses, rent, utilities and gerneral office expenses The professional fees are related to maintaining our status as a public company, particularly our regulatory filings throughout the year, as well as the completion of any financing and the acquisition of any company in which we may acquire an interest.

We intend to raise our cash requirements for the next 12 months from private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Going Concern

Our financial statements for the fiscal year ended October 31, 2011 have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and relied on the sale of securities to fund our Operations until our change of control on March 9, 2011, for the remainder of the year ended October 31, 2011 the company was funded by a related party. We may not generate any revenues even if we successfully complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business may fail.

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

Based on our current level of operating activities, our critical accounting policies are limited to estimating liabilities and costs incurred. As of October 31, 2011, we had no cash accounts with any banks, and accordingly, our operating costs are funded by a company under common ownership. We record liabilities to the company under common ownership based on those charges incurred on our behalf.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Richland Resources Corporation

We have audited the accompanying balance sheet of Richland Resources Corporation (the “Company”), a company in the development stage, as of October 31, 2011, and the related statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the year then ended and for the period from October 30, 2006 (inception) through October 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the period from October 30, 2006 (inception) through October 31, 2010, were audited by other auditors whose report, dated March 23, 2011, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. The cumulative statements of operations and comprehensive loss, cash flows and changes in stockholders’ deficit for the period from October 30, 2006 (inception) to October 31, 2011 include amounts for the period from October 30, 2006 (inception) to October 31, 2010, which were audited by other auditors, and our opinion, insofar as it relates to the amounts included for the period from October 30, 2006 (inception) through October 31, 2010, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Resources Corporation as of October 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from October 30, 2006 (inception) through October 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hein & Associates LLP

Dallas, Texas

February 29, 2012

6A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Richland Resources Corporation

(formerly Shengrui Resources Co. Ltd.)

We have audited the accompanying balance sheet of Richland Resources Corporation (formerly Shengrui Resources Co. Ltd.) (the “Company”) as of October 31, 2010 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended October 31, 2010. The Company’s management is responsible for these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated negative cash flows from operating activities during the year ended October 31, 2010, and the Company has an accumulated deficit of $794,179 for the year ended October 31, 2010. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

March 23, 2011

6B

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

BALANCE SHEETS

(Expressed in US Dollars)

As of October 31

	2011	2010
ASSETS	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$-	$68,956
Due to related parties	49,763	102,500
Total current liabilities	49,763	171,456

STOCKHOLDERS' DEFICIT
Capital stock (100,000,000 shares authorized, $0.0001 par value, 5,456,400 shares issued and outstanding)	546	546
Additional paid-in capital	793,633	622,177
Deficit accumulated during the development stage	(843,942)	(794,179)
Total stockholders’ deficit	$(49,763)	$(171,456)

The accompanying notes are an integral part of these financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Period from October 30, 2006 (inception) through October 31,	Years Ended October 31,
	2011	2011	2010

Expenses
Bank charges and interest	$647	$-	$-
General and administrative expenses	4,040	-	319
Foreign exchange loss	4,302	-	-
Management fees	13,500	-	-
Rent	13,500	-	-
Professional fees	349,403	49,763	68,298
Stock-based compensation	449,550	-	-
	834,942	49,763	68,617
Loss before other items	(834,942)		(68,617)
Other items
Write-off of exploration advances	(20,000)	-	-
Write-off of exploration costs	(25,000)	-	-
Gain on settlement of debt	36,000	-	-
Net loss and comprehensive loss for the period	$(834,942)	$(49,763)	$(68,617)

Loss per share		(0.01)	(0.01)
Basic		5,456,000	5,456,000
Weighted average number of shares outstanding

The accompanying notes are an integral part of these financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Period from October 30, 2006 inception) to	Year ended	Year ended
	October 31, 2011	October 31, 2011	October 31, 2010

Cash flow from operating activities
Net loss and comprehensive loss for the period	$(843,942)	$(49,763)	$(68,617)
Add back non-cash operating activities:
Donated rent	13,500	-	--
Donated services	13,500	-	--
Write-off of exploration advances	20,000	-	--
Consulting fees	25,930	-	--
Gain on settlement of debt	(36,000)	-	--
Stock-based compensation	449,550	-	-
Write-off of exploration costs	25,000	-	-
Changes in non-cash working capital
Exploration advances	(20,000)	-	-
Accounts payable	104,956	-	11,226
Due to related parties	106,835	49,763	57,072
Net cash used in operating activities	(140,671)	--	(319)
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)	-	--
Net cash used in investing activities	(50,930)	-	-
Cash flow from financing activities
Advances from related parties	91,511	-	--
Capital stock subscribed	71,660	-	-
Proceeds from the issuance of capital stock	42,780	-	-
Repurchase of capital stock	(14,350)	-	-
Net cash provided by financing activities	191,601	-	--
Net change in cash during the period	-	-	(319)
Cash, beginning of the period	-	-	319
Cash, end of the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Expressed in US Dollars)

	Common Stock		Additional Paid	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	in Capital	Stage	Deficit
Balances, November 1, 2009	5,456,400	$546	$622,177	$(725,562)	$(102,839)
Net loss	-	-	-	(68,617)	(68,617)
Balances, October 31, 2010	5,456,400	546	622,177	(794,179)	(171,456)
Assumption of liabilities by related party	-	-	68,956	-	68,956
Extinguishments of related party debt	-	-	102,500	-	102,500
Net loss	-	-	-	(49,763)	(49,763)
Balances, October 31, 2011	5,456,400	$546	$793,633	$(843,942)	$(49,763)

The accompanying notes are an integral part of these financial statements.

1. NATURE OF OPERATIONS AND GOING CONCERN

Richland Resources Corp. (formerly Shengrui Resources Co. Ltd. and Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company was considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”, until the change of control occurring on March 9, 2011. Since then the company is considered a development and production oil and natural gas company. The Company’s principal business was formerly the acquisition and exploration of natural resources. It is currently foucused on the acquisition, development and production of oil and natural gas.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary financing to continue operations, and the attainment of profitable operations. As at October 31, 2011 the Company has accumulated losses of $843,942 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Loss per share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As at October 31, 2011 and 2010, the Company did not have any potentially dilutive shares outstanding.

Income taxes

We are subject to U.S. federal income taxes along with state income taxes in Texas. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Based on our analysis, we did not have any uncertain tax positions as of October 31, 2011 or 2010. We have never filed U.S. or Texas income tax returns.

We are required to compute tax asset benefits for net operating losses carried forward. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Potential benefit of net operating losses have not been recognized in these financial statements because we cannot be assured that it is more likely than not we will utilize the net operating losses carried forward in future years.

3. RELATED PARTY TRANSACTIONS

As at October 31, 2011, the Company is indebted to companies with directors in common for $49,763 (2010 – $102,500), representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Included in accounts payable and accrued liabilities is $ Nil (2010 – 14,110) accrued for accounting fees due to a company with a director in common.

During the year ended October 31, 2011, the Company incurred $7,000 (2010 – $25,200) for accounting services and general and administrative support provided by a company with directors in common.

4. DEFERRED INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the US federal and state income tax rates to earnings before income taxes. The Company has never filed a U.S. federal or state income tax returns. As a result, net operating loss carryforwards generated prior to the year ended October 31, 2011 may never be realized. Additionally, the use of net operating loss carryforwards generated prior to March 9, 2011 are limited by change in control provisions of the US Internal Revenue Code. Accordingly, management has disregarded all net operating loss carryforwards generated prior to November 1, 2010 for puposes of estimating its deferred tax assets and liabilities as of October 31, 2011. Deferred tax assets resulting from the Company’s net operating loss carryforward are reduced to zero by a full valuation allowance because the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	October 31, 2011	October 31, 2010
Income tax recovery at statutory rate	$(16,919)	$(23,330)
Items non deductible for tax purposes	-	-
Adjustments to the valuation allowance	$16,919	$23,330
Provision for income taxes	$-	$-

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

	October 31, 2011	October 31, 2010
Net operating loss carryforward	$16,919	$108,266
Valuation Allowance	(16,919)	(108,266)
Net deferred income tax asset	$-	$-

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

5. SUBSEQUENT EVENTS

On January 9, 2012, the Company hired Max Elghandour as its Chief Financial Officer.

6. Restatement of Quarterly Filings (UNAUDITED)

During the preparation of our annual financial statements, we noted that we had erroneously recorded accounts payable assumed by our former parent company as a gain on settlement of liabilities, and that we had erroneously neglected to record operating expenses incurred on our behalf by related parties throughout our interim periods included in the year ended October 31, 2011. The following is a summary of interim periods included in the year ended October 31, 2011, as restated:

	As of or for the Three Months Ended
	January 31, 2011	April 30, 2011	July 31, 2011
Category:
Total liabilities, as previously reported	$28,655	$28,655	$28,655
Total liabilities, as restated	28,655	31,827	37,996

Total expenses, as previously reported	9,877	—	—
Total expenses, as restated	9,877	21,950	6,169

Net income (loss), as previously reported	26,191	—	—
Net loss, as restated	(9,877)	(21,950)	(6,169)

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of October 31, 2011, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We do not have an audit committee, nor do we have formal policies on fraud or a code of ethics.

2. Management override of existing controls is possible given our small size and lack of personnel.

3. We do not have a system in place to review and monitor internal control over financial reporting. Management is currently evaluating remediation plans for the above control deficiencies.

4. We were unable to prepare our financial statements for the year ended October 31, 2011 in a timely manner.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a mterial misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the fiscal year ended October 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our executive officers and directors as of March 25, 2011.

Name	Age	Position
Kenneth A. Goggans	31	Chief Executive Officer and sole Director
Max Elghandour	61	Chief Financial Officer, Principal Accounting Officer, Treasurer

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

Kenneth A. Goggans –Chief Executive Officer, Secretary, Director

Mr. Goggans has served as the Chief Executive Officer and sole director of Richland Resources since acquiring controlling interest in April 2011. Mr. Goggans has also served as Chief Executive Officer of Richland Resources Corporation, a Delaware corporation, since its formation in June 2010. Mr. Goggans had served as Chief Executive Officer of Manek Energy, Inc., a company that he founded in 2005 and which sold its primary operations to Weatherford International, Ltd. in February 2010. Mr. Goggans also serves as Chief Executive Officer of Manek Equipment Company, an oilfield equipment company that he founded in January 2008. Mr. Goggans holds a Bachelor of Arts degree in Business Administration and a Masters in Business Administration, each awarded by Texas Tech University, Lubbock, Texas.

Max Elghandour – Chief Financial Officer, Principal Accounting Officer, Treasurer

Mr. Elghandour, is the Chief Financial Officer of Richland Resources since January 2012. His career has spanned over 36 years in financial management, operations and accounting with over 25 years in the oil and gas Industry. His career has included assignments as the Vice President and Controller of Holly Corporation (HOC-NYSE) and Holly Energy Partners (HEP-NYSE). Prior to Holly, Mr. Elghandour held positions of Treasurer and Vice President of Xanser Corporation (XNR-NYSE), Vice President of Kaneb Pipeline Partners (KPP- NYSE) a midstream oil and Chief Financial Officer of Greka Energy Corporation.In his current capacity, Mr. Elghandour directs the financial strategy of Richland Resources and guides the financial execution of mergers and acquisitions for new projects and drilling opportunities. Mr. Elghandour is a unique financial executive who actively supports local charities and non-profits as a member of the non-profit Executives In Action (EAI) and actively participates as a mentor in the Professional Leadership Program at the University of North Dallas.

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

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;
•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;
•	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or
•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent (10%) of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2011 our directors, executive officers and ten percent (10%) stockholders complied with all applicable filing requirements.

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

Item 11. Executive Compensation

None of our directors or executive officers has received any compensation from us during the fiscal year ended October 31, 2011. Pursuant to Item 402(a)(5) of Regulation S-K we have omitted all tables and columns since no compensation has been awarded to, earned by, or paid to these individuals

Pension, Retirement or Similar Benefit Plans

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

Compensation of Directors

We do not pay our sole director any fees for attendance at Board meetings or similar remuneration or reimburse him for any out-of-pocket expenses he incurs in connection with our business.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We do not have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of January 25, 2011, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of January 25, 2011, there were 5,456,400 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Kenneth Goggans 1513 Houston Street Sulphur Springs, TX 75482	3,780,000	69.3
	Max Elghandour 1513 Houston Street Sulphur Springs, TX 75482	-	-
All Officers and Directors as a Group		3,780,000	69.3

(1)	Kenneth A. Goggans is our President, Chief Executive Officer and our sole Director.
(2)	Max Elghandour is our Chief Financial Officer, Principal Accounting Officer and Treasurer.

Changes in Control

There are no arrangements known to us the operation of which may, at a subsequent date, result in a change in our control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended October 31, 2011, we were indebted to Richland Resources Corporation, a Delaware corporation controlled by Kenneth A. Goggans, our Chief Executive Officer, for $49,763, representing expenditures paid on our behalf. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment.

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

Director Independence

The OTC Quotation Bureau, on which our common stock is quoted, does not have any director independence requirements. Our board has not taken action to define “independence” for purposes of service on our board. Mr. Goggans, who is our sole director, is also an executive officer and owns a controlling interest in our voting sock, and would not be deemed “independent” under current stock exchange definitions. As additional directors join our board, we intend to develop a definition of independence and evaluate our governance policy with respect to director independence.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, Hein and Company, LLP in connection with the audit of our financial statements for the year ended October 31, 2011, and the prior auditors, Davidson & Company LLP, in connection with the audit of our financial statements for the year ended October 31, 2010, and any other fees billed for services rendered by our auditors during these periods.

Hein and Associates, LLP
Period from November 1, 2010 to October 31, 2011
Audit fees	$13,571
Audit-related fees	$-0-
Tax fees	$-0-
All other fees	$-0-
Total	$13,571

Davidson & Company, LLP
Period from November 1, 2009 to October 31, 2011
Audit fees	$20,000
Audit-related fees	$10,300
Tax fees	$-0-
All other fees	$-0-
Total	$30,300

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended October 31, 2011.

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

Date: February 29, 2012	Richland Resources Corp.

	By:	/s/ Kenneth A. Goggans
Chief Executive Officer, Sole Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 29, 2012	By:	/s/ Kenneth A. Goggans
Chief Executive Officer, Sole Director

Date: February 29, 2012
	By:	/s/ Max Elghandour
Chief Financial Officer and Treasurer

