Form 10-Q
period 2012-01-31
Richland Resources Corp.
filed 2012-03-20
CIK 1425897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

2255 Ridge Road, Suite 100

Rockwall, TX 75087

(Address of principal executive offices)

(903) 439-6400

(Registrant’s telephone number, including area code)

________________________________________

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

   Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March __, 2012, the registrant’s outstanding common stock consisted of 5,456,400 shares.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Richland Resources Corp. (formerly known as Shengrui Resources Co. Ltd.) follow.  All currency references in this report are to US Dollars.

Table of Contents

Unaudited Balance Sheets	F-1
Unaudited Statements of Operations and Comprehensive Loss	F-2
Unaudited Statements of Cash Flows	F-3
Notes to the Unaudited Financial Statements	F-4

2

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	As of January 31, 2012	As of October 31, 2011

ASSETS	$—	$

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$—	$—
Due to related party	327,404	49,763
Total liabilities	327,404	49,763

Shareholders’ deficit
Common stock - 100,000,000 shares authorized, $0,0001 par value, 5,456,400 shares issued and outstanding at January 31, 2012 and October 31, 2011	546	546
Additional paid-in capital	793,633	793,633
Deficit accumulated during the development stage	(1,121,583)	(843,942)
Total shareholders’ deficit	(327,404)	(49,763)
Total liabilities and shareholders’ deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Period from October 30, 2006 (inception) through January 31,	Three months ended January 31,
	2012	2012	2011
			As restated (Note 4)
OPERATING COSTS AND EXPENSES
Bank charges and interest	$647	$—	$—
General and administrative	4,392	352	—
Foreign currency transaction loss	4,302	—	—
Management fees	13,500	—	—
Rent	87,690	74,190	—
Professional fees	382,052	32,649	9,877
Telecommunications	5,216	5,216	—
Stock-based compensation	449,550	—	—
Salaries, wages and benefits	165,234	165,234	—
Total operating costs and expenses	1,112,583	277,641	9,877

Operating loss	(1,112,583)	(277,641)	(9,877)

Other income (expense)
Write-off of exploration advances	(20,000)	—	—
Write-off of exploration costs	(25,000)	—	—
Gain on settlement of debt	36,000	—	—

Total other expense	(9,000)	—	—

Net loss and comprehensive loss	$(1,121,583)	$(277,641)	$(9,877)

Loss per share, basic and diluted		$(0.05)	$—

Weighted average shares outstanding, basic and diluted		5,456,000	5,456,000

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Developmtnt Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

	Period from October 30, 2006 (inception) through January 31,	Three months ended January 31,
	2012	2012	2011
			As restated (Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,121,583)	$(277,641)	$(9,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated rent, services and other charges	52,930	—	—
Write-off of exploration advances	20,000	—	—
Write-off of exploration costs	25,000	—	—
Gain on settlement of debt	(36,000)	—	—
Stock-based compensation	449,550	—	—
Changes in operating liabilities:
Exploration advances	(20,000)	—	—
Accounts payable and accrued liabilities	104,956	—	—
Due to related parties	384,476	277,641	9,877

Cash used in operating activities	(140,671)	—	—

CASH FLOWS FROM INVESTING ACTIVITIES-
Acquisition of oil and gas properties	(50,930)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES-
Advances from related parties	91,511	—	—
Capital stock subscribed	71,660	—	—
Proceeds from issuance of capital stock	42,780	—	—
Repurchase of capital stock	(14,350)	—	—

Cash provided by financing activities	191,601	—	—

NET CHANGE IN CASH	—	—	—

CASH, beginning of period	—	—	—

CASH, end of period	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd)

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Richland Resources Corp. (formerly Shengrui Resources Co. Ltd. and Double Halo Resources Inc.) (the “Company,” “we,” “us” or “our”) was incorporated in the State of Nevada on October 30, 2006. We are an independent oil and natural gas company in the Development Stage, and our principal business is the acquisition and development of oil and natural gas.

These financial statements have been prepared on a going concern basis, which implies the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company has accumulated losses of $1,121,583 since inception, and has no assets. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the classification or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In our opinion, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature. You should read these financial statements in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Based on our current level of operating activities, our critical accounting policies are limited to estimating liabilities and costs incurred. As of January 31, 2012, we had no cash accounts with any banks, and accordingly, our operating costs are funded by a company under common ownership. We record liabilities to the company under common ownership based on those charges incurred on our behalf.

3. RELATED PARTY TRANSACTIONS

For the three month periods ended January 31, 2012 and 2011, companies with directors in common have provided accounting services to us, including the management of amounts payable to outside vendors and the payment of those amounts on our behalf. Further, companies with directors in common provide our employees, office facilities and other support. As of January 31, 2012, the Company was indebted to a company with directors in common for $327,409, representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Substantially all of our operating expenses listed on our statements of operations are incurred under this informal arrangement.

For the three months ended January 31, 2012, the brother of our Chief Executive Officer provided services related to business development and shareholder relations amounting to approximately $13,442, included in professional fees on our statement of operations. Additionally, the mother of our chief executive officer earned approximately $4,431 as an employee of the Company, included in salaries, wages and benefits on our statements of operations.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

4. CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to filing our quarterly report on Form 10-Q for the period ended January 31, 2011, we noted that we had erroneously recorded accounts payable assumed by our former parent company as a gain on settlement of liabilities. The following is a summary of the effects of the correction of this error on the statement of operations and comprehensive income for the three months ended January 31, 2011 (the effects on our statement of cash flows for the three months ended January 31, 2011 were inconsequential):

	As Originally Reported	As Restated	Effect of Correction

OPERATING COSTS AND EXPENSES
Professional fees	$9,877	$9,877	$—
Total operating costs and expenses	9,877	9,877	—

Operating loss	(9,877)	(9,877)	—

Other income (expense)
Gain on settlement of debt	36,068	—	(36,068)

Total other income	36,068	—	(36,068)

Net income (loss)	$26,191	$(9,877)	$(36,068)

Earnings (loss) per share, basic and diluted	$0.01	$—	$(0.01)

Weighted average shares outstanding, basic and diluted	5,456,000	5,456,000	—

5. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date these financial statements were issued and concluded that no significant subsequent events had occurred.

* * * * * * * *

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

Business Overview

We were incorporated as a Nevada company on October 30, 2006. We intend to build our business through the acquisition and development of oil and natural gas properties.

Our common stock is quoted on the Over the Counter Quotation Bureau (OTCQB) the under the symbol “RRCH”.

Going Concern

Our financial statements for the three months ended January 31, 2012, have been prepared on a going concern basis and contain an additional explanatory paragraph in Note 1 which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have incurred losses since our inception, and rely upon advances from related parties and the sale of securities to fund our operations. We may not generate any revenues even if we complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our proposed activities. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The doubt about our ability to continue as a going concern will cease to exist only if we receive adequate funding and our cash flows have reached a level able to sustain our business operations.

Results of Operations

Results of Operations for the Three Months Ended January 31, 2012

For the three months ended January 31, 2012, we did not generate any revenues and we had a net loss of $277,641 compared to a net loss of $9,877 for the same period in fiscal 2011. The reason for the 2012 net loss is due to incurring normal general and administrative expenses. Our net loss per share for the three months ended January 31, 2012 amounted to $0.05, compared to a net loss per share of nil for the same period in fiscal 2011.

Our total expenses for the three months ended January 31, 2012 were $277,641, compared to total expenses of $9,877 for the same period in fiscal 2011, for a net increase of approximately $267,764. Our total expenses for the three months ended January 31, 2012 consisted of $32,649 in professional fees, $74,190 in rent, $5,216 in telecommunications charges, $165,234 in salaries and wages and $352 in miscellaneous general and administrative expenses, whereas our total expenses for the same period in fiscal 2011 consisted of $9,877 in professional fees. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees.

3

Results of Operations for the Period from October 31, 2006 (Date of Inception) to January 31, 2012

From our inception on October 31, 2006 to January 31, 2012 we did not generate any revenues and we incurred a net loss of $1,121,583.

From our inception on October 31, 2006 to January 31, 2012, we incurred total expenses of $1,112,583, including $382,052 in professional fees, $13,500 in management fees, $87,690 in rent, $449,550 in stock-based compensation, $4,302 in foreign currency transaction losses, $647 in bank charges and interest, $165,234 in salaries, wages and benefits, and $4,392 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in a property located in Worsley, Alberta to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of January 31, 2012, we had no cash or cash equivalents, $327,404 in total liabilities and a working capital deficit of $327,404. As of January 31, 2012, we had an accumulated deficit of $1,121,583.

From our inception on October 30, 2006 until the change of control on March 9, 2011 we were solely dependent on the funds raised through our equity financing however, subsequent to a change in control, the company was financed by a company under common ownership. Our net loss of $1,121,583 from our inception on October 30, 2006 to January 31, 2012 was funded by equity financing and funding from related parties.

During the three months ended January 31, 2012 and 2011 we did not generate any cash flow from operating, investing or financing activities.

For the next 12 months we intend to seek financing to acquire and develop oil and gas properties in the United States.

We are currently in the process of negotiating a farmout agreement with two independent mineral owners, under which we plan to drill our first four wells. Our plans for the next 12 months are to drill six wells at a total cost of approximately $26.5 Million. We estimate that we will spend approximately $1.8 million on general and administrative expenses. Our general and administrative expenses for the year will consist of salaries and wages, professional fees, investor relations expenses, rent, utilities and general office expenses. The professional fees will be related principally to maintaining our status as a public company, particularly our regulatory filings throughout the year, as well as the completion of any acquisitions and any financings.

We intend to raise our cash requirements for the next 12 months from private placements, loans from related parties or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through such efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer or lender to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.

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

Off-Balance Sheet Arrangements

None.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors, who has determined that we do not have an audit committee financial expert on our Board of Directors to carry out the duties of the audit committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee at this time.

4

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms for the reasons enumerated below:

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of January 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Given our current infrastructure, we do not have sufficient segregation of duties in internal controls.

2.	Our auditors identified misstatements in our financial statements during the performance of their quarterly review.

3.	We do not have a system in place to review and monitor internal control over financial reporting. Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2012.

Changes in Internal Control

During the three months ended January 31, 2012, the company hired a Chief Financial Officer. Our Chief Financial Officer is in the process of evaluating, disclosure controls and procedures remediating the deficiencies noted above and implementing other policies and procedures where necessary to ensure adequacy of internal control over financial reporting.

5

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

6

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Richland Resources Corp.
(Registrant)

Date: March 20, 2012	/s/ Kenneth A. Goggans
Kenneth A. Goggans
Chief Executive Officer, President, and Sole Director

Date: March 20, 2012	/s/ Max Elghandour
Max Elghandour
Chief Financial Officer and Treasurer

7