Form 10-K/A
period 2011-10-31
Richland Resources Corp.
filed 2012-06-06
CIK 1425897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

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

2255 Ridge Road, Suite 100, Rockwall, TX 75087

 (Address of principal executive offices)

(972) 722-7520

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 29, 2012 the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was $546.

As of February 29, 2012 the registrant’s outstanding common stock consisted of 5,456,400 shares.

1

EXPLANATORY NOTE

Richland Resources Corp. (the “Registrant) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended October 31, 2011 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on February 29, 2012, solely to correct an error on the cover page. The cover page of the Form 10-K incorrectly checked the “yes” box in response to the question of whether the Registrant was a “shell” corporation. The cover page of this Form 10-K/A correctly checks the “No” box in response to that question; the corrected designation is consistent with filings prior to the Form 10-K for the year ended October 31, 2011.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, and except for updating the Registrant’s address and telephone number, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 6, 2012	Richland Resources Corp.

	By:	/s/ Kenneth A. Goggans
Kenneth A. Goggans Chief Executive Officer, Sole Director

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2012	Richland Resources Corp.

	By:	/s/ Kenneth A. Goggans
Kenneth A. Goggans Chief Executive Officer, Sole Director

Date: June 6, 2012	Richland Resources Corp.

	By:	/s/ Max Elghandour
Max Elghandour Chief Financial Officer and Treasurer

3