Form 10-Q/A
period 2012-01-31
Richland Resources Corp.
filed 2012-06-06
CIK 1425897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

   Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 20, 2012, the registrant’s outstanding common stock consisted of 5,456,400 shares.

EXPLANATORY NOTE

Richland Resources Corp. (the “Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on March 20, 2012, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly checked the “yes” box in response to the question of whether the Registrant was a “shell” corporation. The cover page of this Form 10-Q/A correctly checks the “No” box in response to that question; the corrected designation is consistent with filings prior to the Form 10-K for the year ended October 31, 2011.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

Richland Resources Corp.
(Registrant)

Date: June 6, 2012	/s/ Kenneth A. Goggans
Kenneth A. Goggans
Chief Executive Officer, President, and Sole Director

Date: June 6, 2012	/s/ Max Elghandour
Max Elghandour
Chief Financial Officer and Treasurer