Form 10-Q
period 2012-04-30
Richland Resources Corp.
filed 2012-06-06
CIK 1425897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

 or

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

   Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2012, the registrant’s outstanding common stock consisted of 5,456,400 shares.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim financial statements of Richland Resources Corp. (formerly known as Shengrui Resources Co. Ltd.) follow.  All currency references in this report are to US Dollars unless otherwise noted.

2

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

(Expressed in US Dollars)

	As of April 30, 2012	As of October 31, 2011
ASSETS

Current assets
Cash	$1,705	$-0-
Total current assets	1,705	-0-

Other assets
Deposits	10,500	-0-
Total other assets	10,500	-0-

Total assets	$12,205	$-0-

LIABILITIES

Current
Due to related parties	$860,766	$49,763
Accounts payable and accrued liabilities	44,322	-0-

Total Liabilities	905,088	49,763

COMMITMENTS AND CONTINGENCIES (NOTES 1 and 5)

SHAREHOLDERS' DEFICIT
Common stock - 100,000,000 shares authorized, $0,0001 par value, 5,456,400
shares issued and outstanding at April 30, 2012 and October 31, 2011	546	546
Additional paid-in capital	793,633	793,633
Accumulated deficit	(1,687,062)	(843,942)
Total shareholders’ deficit	(892,883)	(49,763)
Total liabilities and shareholders’ deficit	$12,205	$-0-

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Period from Inception on October 31, 2006 to April 30, 2012	For the three months ended April 30, 2012	For the three months ended April 30, 2011	For the six months ended April 30, 2012	For the six months ended April 30, 2011

Expenses
General and administrative expenses	$16.676	$12,284		$12,636
Management fees	13,500
Rent	273,648	185,958		260,148
Stock -based compensation	449,550
Professional fees	413,353	31,101	21,950	63,950	31,827
Bank charges and interest	647
Foreign exchange loss	4,302
Telephone and Telecom	17,036	11,820		17,036
Salaries and wages	489,350	324,116		489,350
Total Expenses	1,678,062	565,479	21,950	843,121	31,827
Loss before other items	(1,678,062)	(565,479)	(21,950)	(843,120)	(31,827)
Write-off of exploration advances	(20,000)
Write-off of exploration costs	(25,000)
Gain on settlement of debt	36,000

Net loss for the period	$(1,687,062)	$(565,479)	(21,950)	(843,120)	$(31,827)

Loss per share
Basic and diluted		$(0.10)	$(0.00)	$(0.15)	$(0.01)
Weighted average number of shares outstanding		5,456,000	5,456,000	5,456,000	5,456,000

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd.)

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Period from inception on October 31, 2006 to April 30, 2012	For the six months ended April 30, 2012	For the six months ended April 30, 2011
Cash flow from operating activities
Net gain (loss) and comprehensive loss for the period	$(1,687,062)	$(843,120)	$(31,827)
Add back non cash operating activities
Donated rent and other services	52,000
Write off of exploration advances	20,000
Consulting fees	25,930
Gain on Settlement of Debt	(36,000)
Stock based compensation	449,550
Changes in operating working capital
Other assets	(10,500)	(10,500)
Exploration advances	(20,000)
Accounts payable and accrued liabilities	149,278	44,322	31,827
Due from related parties	917,838	811,003
Net cash used in operating activities	(138,966)	1,705	0
Cash flow from investing activities
Acquisition of oil and gas properties	(50,930)

Cash flow from financing activities
Advances from related parties	91,511
Capital stock subscribed	71,660
Proceeds from the issuance of capital stock	42,780
Repurchase of capital stock	(14,350)
Cash provided by financing activities	191,601	0
Net change in cash during the period	1,705	1,705	0
Cash beginning of the period	0	0	0
Cash end of the period	$1,705	$1,705	$-

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(Formerly Shengrui Resources Co. Ltd)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Expressed in US Dollars)

January 31, 2012

1.ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Richland Resources Corp. (formerly Shengrui Resources Co. Ltd. and Double Halo Resources Inc.) (the “Company”) was incorporated in the State of Nevada on October 30, 2006. The Company is an independent oil and natural gas company in the Development Stage. The Company’s principal business is the acquisition and development of oil and natural gas.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The Company has accumulated losses of $1,687,062 since inception and has minimal assets. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the classification or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

We prepared the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Based on our current level of operating activities, our critical accounting policies are limited to estimating liabilities and costs incurred. As of April 30, 2012, we had cash accounts with a bank. However, most of our operating costs are funded by a company under common ownership. We record liabilities to the company under common ownership based on those charges incurred on our behalf.

3. RELATED PARTY TRANSACTIONS

For the three month periods ended April 30, 2012 and 2011, companies with directors in common have provided accounting services to us, including the management of amounts payable to outside vendors and the payment of those amounts on our behalf. As of April 30, 2012, the Company was indebted to a company with directors in common for $860,766, representing expenditures paid on behalf of the Company. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Substantially all of our operating expenses listed on our statements of operations are incurred under this informal arrangement.

For the three months ended April 30, 2012, the brother of our Chief Executive Officer provided services related to business development and shareholder relations amounting to approximately $24,621, included in professional fees on our statement of operations.

4. CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to filing our quarterly report on Form 10-Q for the period ended April 30, 2011, we noted that we had erroneously recorded accounts payable assumed by our former parent company as a gain on settlement of liabilities. The following is a summary of the effects of the correction of this error on the statement of operations and comprehensive income for the three months ended April 30, 2011 (the effects on our statement of cash flows for the three months and six months ended April 30, 2011 were inconsequential).

Quarter Ending April 30, 2012	As Originally Reported	As Restated	Effect of Correction

OPERATING COSTS AND EXPENSES
Professional fees	$-0-	$21,950	$21,950
Total operating costs and expenses	-0-	21,950	21,950
Operating loss	-0-	(21,950)	(21,950)
Net income (loss)	$-0-	$(21,950)	$(21,950)
Earnings (loss) per share, basic and diluted	$-0-	$(.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	5,456,000	5,456,000

Six Months Ending April 30, 2012	As Originally Reported	As Restated	Effect of Correction

OPERATING COSTS AND EXPENSES
Professional fees	$9,877	$31,827	$21,950
Total operating costs and expenses	9,877	31,827	21,950
Operating loss	(9,877)	(31,827)	(21,950)
Gain on settlement of debt	36,068	0	(36,068)
Net income (loss)	$26,191	$(31,827)	$(58,018)
Earnings (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	5,456,000	5,456,000

5. COMMITMENTS

We entered into a non-cancelable operating lease for our Rockwall, Texas office space during the three-months ended April 30, 2012. Our lease expires March 31, 2015, and future minimum rentals under our lease were as follows as of April 30, 2012:

Years ending October 31:
2012	$76,500
2013	148,500
2014	99,000
2015	41,250
Total	$365,250

6. SUBSEQUENT EVENTS

On May 4, 2012, we executed an order for approximately $28 million in oil and gas field services equipment. We are attempting to secure financing to pay for our order.

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

During the second quarter of 2012, after considerable discussions and research by the management team, the management team headed by the chief executive officer and chief financial officer has reached a decision to enter the oil and gas Fracing business. The driving force behind the decision was the synergy achieved by creating a vertically integrated company combining acquisition and development of oil and natural gas properties and Fracing services. The company acted swiftly on the establishment of the Fracing division and documented necessary infrastructure. The main elements necessary to run a Fracing division are the equipment followed by labor and materials. Consequently, the company placed an order with Surefire industries covering two complete Fracing fleets at a cost of approximately $28 Million, additional equipment necessary prior to the mobilization of the fleets was estimated at approximately, $7 Million which have been identified and negotiated with local vendors but orders have not been issued as of to date. The company intends to finance its Fracing business through partners in a joint venture agreement as well as raising capital through debt or equity. As of June 6, 2012, the company has not formalized any financing arrangements with partners or other resources.

Our common stock is quoted on the Over the Counter Quotation Bureau (OTCQB) under the symbol “RRCH”.

Going Concern

We have not generated any revenues, have incurred losses since our inception, and rely upon advances from related parties to fund our operations. We may not generate any revenues even if we complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our proposed activities. These factors raised substantial doubt about our ability to continue as a going concern. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only if our revenues reach a level able to sustain our business operations.

Results of Operations

Results of Operations for the Three Months Ended April 30, 2012

For the three months ended April 30, 2012, we did not generate any revenues and we had a net loss of $565,479 compared to a net loss of $21,950 for the same period in fiscal 2011. The reason for the net loss in both periods is due to incurring normal general and administrative expenses. Our net loss per share for the three months ended April 30, 2012 amounted to $0.10, compared to a net loss per share of $0.00 for the same period in fiscal 2011.

Our total expenses for the three months ended April 30, 2012 were $565,479, compared to total expenses of $21,950 for the same period in fiscal 2011, for a net increase of approximately $543,529. Our total expenses for the three months ended April 30, 2012 consisted of $31,301 in professional fees, $185,958 in rent, $11,820 in telephone and telecom charges, $324,116 in salaries and wages and $12,284 in miscellaneous general and administrative expenses. Expenses for the same period in fiscal 2011 consisted mainly of professional fees. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees. The increase in our general and administrative expenses is due to adding staff, office space and other activities subsequent to the change in management in April 2011.

Results of Operations for the Six Months Ended April 30, 2012

For the six months ended April 30, 2012, we did not generate any revenues and we had a net loss of $843,121 compared to a net loss of $31,827 for the same period in fiscal 2011. The reason for the 2012 net loss is due to incurring normal general and administrative expenses. Our net income per share for the six months ended April 30, 2012 amounted to $0.16, compared to a net loss per share of $0.006 for the same period in fiscal 2011.

Our total expenses for the six months ended April 30, 2012 were $843,120, compared to total expenses of $31,827 for the same period in fiscal 2011, for a net increase of approximately $811,293. Our total expenses for the six months ended April 30, 2012 consisted of $63,950 in professional fees, $260,148 in rent, $17,036 in telephone and telecom charges, $489,350 in salaries and wages and $12,636 in miscellaneous general and administrative expenses. We had professional fees of $31,827 during the same period in fiscal 2011. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees. The increase in our general and administrative expenses is due to adding staff, office space and other activities subsequent to the change in management in April 2011.

Results of Operations for the Period from October 31, 2006 (Date of Inception) to April 30, 2012

From our inception on October 31, 2006 to April 30, 2012 we did not generate any revenues and we incurred a net loss of $1,687,062.

From our inception on October 31, 2006 to April 30, 2012, we incurred total expenses of $1,687,062, including $413,353 in professional fees, $13,500 in management fees, $273,648 in rent, $449,550 in stock-based compensation, $4,302 in foreign exchange losses, $647 in bank charges and interest, $489,350 in salaries, wages and benefits, and $16,676 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in an undeveloped oil and gas property to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

On April 1, 2012 the company entered into an Office Building lease with Daiker Partners Ltd. Of 2255 Ridge Road, Suite 100, Rockwall, Texas. The lease term is 3 years with option to terminate after 18 months providing a four months prior notice has been served.

The lease is accounted for as an operating lease, monthly rental charge is either, option (1) $10, 500 for 3 years or option (2) $12,750 for the first 18 months and $8,250 for the second 18 months. Company has elected option (2) as it contemplates that planned increased activities will result in an increase in the head count and therefore increase in the office space requirement in the near future.

After company decision to enter the oil and gas Fracing service, an order with Surefire industries was issued for the first two fleets at an estimated cost of $28 million.

Liquidity and Capital Resources

We have limited operational history. As of April 30, 2012, we had minimal cash or cash equivalents, $905,088 in total liabilities and a working capital deficit of $903,383. As of April 30, 2012, we had an accumulated deficit of $1,687,062.

From our inception on October 30, 2006 until the change of control on March 9, 2011 we were solely dependent on the funds raised through our equity financing however, subsequent to the change of control, the company was financed by a company under common ownership. Our net loss of $1,687,062 from our inception on October 30, 2006 to April 30, 2012 was funded by equity financing and advances from related parties.

During the three months ended April 30, 2012 and 2011 we did not generate significant cash flow from operating, investing or financing activities.

For the next 12 months we intend to seek financing to acquire and develop oil and gas properties in the United States and to finance the purchase of Fracing equipment and commence those operations.

We continue our efforts to negotiate farmout agreement with independent mineral owners, under which we plan to drill our first four wells. Our plans for the next 12 months are to drill six wells at a total cost of approximately $26.5 Million. We estimate that we will spend approximately $1.8 million on general and administrative expenses. Our general and administrative expenses for the year will consist of salaries and wages, professional fees, investor relations expenses, rent, utilities and general office expenses. The professional fees will be related principally to maintaining our status as a public company, particularly our regulatory filings throughout the year, as well as the completion of any acquisitions and any financings.

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

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or activities. In the absence of such financing, we will not be able to complete any business acquisitions and we may be forced to cease our limited operations.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of April 30, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Given our current infrastructure, we do not have sufficient segregation of duties in internal controls.
2.	We do not have a system in place to review and monitor internal controls over financial reporting. Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of April 30, 2012.

Changes in Internal Control

During the three months ended April 30, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not Applicable

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

