Form 10-Q
period 2012-07-31
Richland Resources Corp.
filed 2012-09-14
CIK 1425897

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

 or

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

   Yes  ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2012, the registrant’s outstanding common stock consisted of 5,456,400 shares.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Richland Resources Corp. follow.  All currency references in this report are to US Dollars unless otherwise noted.

Table of Contents

Unaudited Consolidated Balance Sheets	F-1
Unaudited Consolidated Statement of Operations	F-2
Unaudited Consolidated Statement of Cash Flows	F-3
Notes to Unaudited Consolidated Financial Statements	F-4

2

RICHLAND RESOURCES CORP.

(A Development Stage Company)

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	As of July 31, 2012	As of October 31, 2011
ASSETS

Current assets-
Cash	$648	$-0-
Total current assets	648	-0-

Oil and gas properties, successful efforts method	356,827
Deposits	58,197	-0-

Total assets	$415,672	$-0-

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$136,943	$-0-
Due to related parties	794,358	49,763
Noncontrolling interests	1,250,000	-0-
Total Liabilities	$2,181,301	49,763

SHAREHOLDERS' DEFICIT
Common stock - 100,000,000 shares authorized, $0.0001 par value, 5,456,400
shares issued and outstanding at July 31, 2012 and October 31, 2011	546	546
Additional paid-in capital	793,633	793,633
Accumulated deficit	(2,559,808)	(843,942)
Total shareholders’ deficit	(1,765,629)	(49,763)
Total liabilities and shareholders’ deficit	$415,672	$-0-

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	Period from October 31, 2006 (inception) to	For the three months ended July 31,		For the nine months ended July 31,
	July 31, 2012	2012	2011	2012	2011
			(restated)		(restated)
Expenses
General and administrative expenses	$64,853	$48,177		$60,813
Management fees	13,500
Rent	424,874	151,226		411,374
Stock -based compensation	449,550
Professional fees	485,683	72,330	6,169	136,280	37,996
Bank charges and interest	647
Foreign exchange loss	4,302
Telephone and Telecom	27,792	10,757		27,792
Salaries and wages	1,079,607	590,257		1,079,607
Total Expenses	2,550,808	872,746	6,169	1,715,866	37,996
Loss before other items	(2,550,808)	(872,746)	(6,169)	(1,715,866)	(37,996)
Write-off of exploration advances	(20,000)
Write-off of exploration costs	(25,000)
Gain on settlement of debt	36,000

Net loss	$(2,559,808)	$(872,745)	(6,169)	(1,715,866)	$(37,996)

Loss per share, basic and diluted		$(0.16)	$(0.00)	$(0.31)	$(0.01)
Weighted average shares outstanding, basic and diluted		5,456,000	5,456,000	5,456,000	5,456,000

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Period from October 31, 2006 (inception) to	For the nine months ended July 31
	July 31, 2012	2012	2011
Cash flow from operating activities
Net loss	$(2,559,808)	$(1,715,866)	$(37,966)
Add back non cash operating activities
Donated rent and other services	27,000
Write off of exploration costs	50,930
Gain on settlement of debt	(36,000)
Stock based compensation	449,550
Changes in operating working capital
Other assets	(58,197)	(58,197)
Accounts payable and accrued liabilities	390,482	136,943	37,966
Due to related parties	702,847	744,595
Net cash used in operating activities	(1,033,196)	(892,525)	-0-
Cash flow from investing activities
Acquisition of oil and gas properties	(407,757)	(356,827)

Cash flow from financing activities
Advances from related parties	91,511
Proceeds from the issuance of capital stock	114,440
Repurchase of capital stock	(14,350)
Contributions from noncontrolling interests	1,250,000	1,250,000
Cash provided by financing activities	1,441,601	1 250,000
Net change in cash during the period	648	648	-0-
Cash beginning of the period	-0-	-0-	-0-
Cash end of the period	$648	$648	$-

The accompanying notes are an integral part of these condensed financial statements.

RICHLAND RESOURCES CORP.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

July 31, 2012

1. ORGANIZATION, NATURE OF OPERATIONS AND GOING CONCERN

Richland Resources Corp. was incorporated in the State of Nevada on October 30, 2006. The Company is an independent oil and natural gas company in the Development Stage. The Company’s principal lines of business are the acquisition and development of oil and natural gas properties and the provision of fracing services to the oil and gas industry. Manek Energy Holdings, Inc., (“Holdings”) our wholly-owned subsidiary, holds a majority controlling membership interest in Manek Energy Pressure Pumping, LLC (“Manek Pressure Pumping”), which is our entity under which we carry out our fracing operations. The terms “we,” “us,” “our,” and the “Company” collectively refer to the parent and subsidiaries on a consolidated basis.

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. We have never generated revenues since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders, the ability to obtain necessary financing to continue operations, and the attainment of profitable operations. We have accumulated losses of $2,559,808 since inception and our liabilities exceed our assets. These factors raise substantial doubt regarding our ability to continue as a going concern. These financial statements do not include any adjustments to the classification or amounts of liabilities that might be necessary should we be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Richland Resources Corp. and its subsidiaries. Intercompany accounts and transactions are eliminated on consolidation. We prepared the accompanying unaudited financial statements in conformity with accounting principles generally accepted in the United States of America applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature, except as otherwise noted below. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended October 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012. The results of operations for the interim periods are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Proved Oil and Gas Properties

As of July 31, 2012, our oil and gas properties consisted solely of mineral interests in unproved properties.

We follow the successful efforts method of accounting for our oil and gas producing activities. Under this method, all property acquisition costs and cost of development wells are capitalized as incurred. Costs to drill exploratory wells are capitalized pending determination of whether the well has found proved reserves. If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense. There were no exploratory wells capitalized pending determinations of whether the wells found proved reserves as of July 31, 2012

Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to exploration expense as incurred. Expenditures for maintenance, repairs and minor renewals necessary to maintain properties in operating condition are charged to workover expense as incurred. Major betterments, replacements and renewals are capitalized to the appropriate property and equipment accounts.

We intend to capitalize interest on expenditures for significant exploration and development projects that last more than one year while activities are in progress to bring the assets to their intended use. As of July 31, 2012, we did not incur interest costs relating to our Oil and Gas activities.

Capitalized costs of proved properties are amortized using the unit-of-production basis based on production and estimates of proved reserves quantities. Capitalized costs of proved mineral interests are depleted over total estimated proved reserves, and capitalized costs of wells and related equipment and facilities are depleted over estimated proved developed reserves.

On the sale or retirement of a complete unit of a proved property or field, the cost and related accumulated depletion, depreciation and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized in income. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depletion, depreciation and amortization unless doing so significantly affects the unit-of-production amortization rate for an entire field, in which case the resulting gain or loss is recognized in income.

Unproved Oil and Gas Properties

Unproved oil and gas properties consist of costs incurred to acquire unproved leases. Unproved lease acquisition costs are capitalized until the leases expire or when we specifically identify leases that will revert to the lessor, at which time we expense the associated unproved lease acquisition costs to impairment. Lease acquisition costs related to successful drilling are reclassified to proved properties.

On the sale of an entire interest in an unproved property for cash or cash equivalents, gain or loss is recognized to the extent of the difference between the proceeds received and the net carrying value of the property. Proceeds from sales of partial interests in unproved properties are accounted for as a recovery of costs unless the proceeds exceed the entire cost of the property.

Impairment of Oil and Gas Properties

We review our proved oil and gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. We estimate the expected undiscounted future cash flows of our oil and gas properties and compare such undiscounted future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to fair value.

3. RELATED PARTY TRANSACTIONS

For the three-month periods ended July 31, 2012 and 2011, companies with directors in common have provided accounting services to us, including the management of amounts payable to outside vendors and the payment of those amounts on our behalf. As of July 31, 2012, the Company was indebted to a company with directors in common for $794,358; the amount is net of $1,615,858 of total expenditures paid on our behalf offset by cash payments of $821,500. This amount is unsecured, non-interest bearing, due on demand and has no specific terms of repayment. Substantially all operating expenses listed on our statements of operations were incurred under this informal arrangement.

The Company has recorded an expense and accrued a liability of approximately $35,000 per month from March 2012 through July 2012 for the lease of office space in Fort Worth, Texas, which had been entered into by a related party. The Company occupied the office space during January and February 2012. We are not a party to the lease, but reimburse the related party for a portion of the rent, based on our previous occupancy, under an informal month-to-month arrangement.

For the three months ended July 31, 2012, the brother of our Chief Executive Officer provided services related to business development and shareholder relations amounting to approximately $24,621, included in professional fees on our statement of operations.

4. CORRECTION OF ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to filing our quarterly report on Form 10-Q for the period ended July 31, 2011, we noted that we had erroneously recorded accounts payable assumed by our former parent company as a gain on settlement of liabilities. The following is a summary of the effects of the correction of this error on the statement of operations and comprehensive income for the three months ended July 31, 2011 (the effects on our statement of cash flows for the nine months ended July 31, 2011 were inconsequential).

Three Months Ending July 31, 2011	As Originally Reported	As Restated	Effect of Correction

OPERATING COSTS AND EXPENSES
Professional fees	$-0-	$6,169	$6,169
Total operating costs and expenses	-0-	6,169	6,169
Operating loss	-0-	(6,169)	(6,169)
Net loss	$-0-	$(6,169)	$(6,169)
Loss per share, basic and diluted	$-0-	$(.00)	$(0.00)
Weighted average shares outstanding, basic and diluted	5,456,000	5,456,000

Nine Months Ending July 31, 2011	As Originally Reported	As Restated	Effect of Correction

OPERATING COSTS AND EXPENSES
Professional fees	$9,877	$37,996	$28,119
Total operating costs and expenses	9,877	37,996	28,119
Operating loss	(9,877)	(37,996)	(28,119)
Gain on settlement of debt	36,068	0	(36,068)
Net income (loss)	$26,191	$(37,996)	$(64,187)
Earnings (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	5,456,000	5,456,000

5. COMMITMENTS

We are party to operating leases for office space and an equipment yard. Our leases expire between August 2013 and March 2015, and future minimum rentals under our operating leases were as follows as of July 31, 2012:

Years ending October 31:
2012	$70,632
2013	256,439
2014	99,000
2015	41,250
Total	$467,321

We have ordered two Fracing fleets consisting on many equipment components for a total cost of approximately $28 Million. We are currently pursuing financing arrangements to pay for these fleets, however, if we are not successful in raising the funds necessary to pay for and release of these fleets, we may be liable for cancellation charges and fees relating to restocking of these equipment ranging from 25% to 100% of the original cost of the related equipment.

6. FORMATION OF MANEK ENERGY PRESSURE PUMPING, LLC

Entry into Fracing Business. During the second quarter we entered the oil and gas fracing business, in order, to take advantage of the synergy achieved by creating a vertically integrated company combining acquisition and development of oil and natural gas properties and fracing services. To that end, we formed Manek Energy Pressure Pumping on June 11, 2012. Pursuant to the terms of the Formation Agreement, we agreed to contribute fracing equipment and other assets in exchange for a controlling membership interest in Manek. Further, two other members of Manek Pressure Pumping agreed to make cash contributions in the aggregate of $21,777,778 for a minority interest. As of July 31, 2012, we had received contributions from the other members amounting to $1,250,000, which are included on our consolidated balance sheet under current liabilities as “noncontrolling interest”. We recorded these amounts as liabilities because the arrangements to finalize the operations of Manek Pressure Pumping are ongoing, and until such time as the arrangements are finalized, the other members may withdraw their capital contributions.

During the third quarter, we ordered two fracing fleets at a cost of approximately $28 million, hired a crew of 38 persons and began negotiating sales contracts for Manek Pressure Pumping. We have identified additional equipment needed to mobilize the fracing fleets at an estimated cost of approximately $7 Million. Negotiations with various vendors for the remainder are underway.

We are pursuing definitive financing arrangements with our co-venturers and are seeking additional debt or equity capital to complete the financing.

7. SUBSEQUENT EVENTS

On August 18, 2012, we began drilling our first Woodbine well in Leon County, Texas. The proposed total well cost is approximately $7.0 Million. Richland Resources has a 16.66% working interest in this well . Richland Resources has cash called for prepayments from other interest owners as allowed under the joint operating agreement.

As mentioned in the preceding paragraph, our first Woodbine well commenced on August 18, 2012. Richland Resources has received approximately $3.1 Million from other interest owners in the well as prepayments for the drilling of this well. In addition, Richland Resources has made prepayments of approximately $1.7 Million to various vendors for the drilling of this well.

On August 15, 2012, Manek Pressure Pumping purchased a manifold trailer to be used in the Fracing division of the Company. The purchase price was $354,700, including freight.

On August 18, 2012, Richland Resources purchased a 2012 Lincoln Navigator for $60,303. The vehicle is for the exclusive use of the CEO in his duties to the Company.

On August 31, 2012, Holdings purchased eleven new pickup trucks of various sizes for its operations in its Fracing business, for an aggregate purchase price of approximately $494,000. Holdings paid approximately $140,000 as a downpayment and issued notes payable for the remainder. The notes bear interest at at 17.9% per annum and require monthly principal and interest payments of approximately $15,000 in the aggregate for 23 months, with a final payment of approximately $96,000 due on August 30, 2014. The following is a summary of contractual maturities under the notes payable for the years ending October 31:

Years ending October 31:
2012	$19,149
2013	127,607
2014	207, 277
Total	$354,033

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

Entry into Fracing Business. During the second quarter a decision was made to enter the oil and gas Fracing business, in order, to take advantage of the synergy achieved by creating a vertically integrated company combining acquisition and development of oil and natural gas properties and Fracing services.

During the third quarter, the company formed a Fracing subsidiary, has ordered two fracing fleets at a cost of approximately $28 million, hired a crew of 38 persons and has begun sales activities for this business. The subsidiary has identified additional equipment needed to mobilize the fracing fleets at an estimated cost of approximately $7 Million. Some equipment has been acquired through leasing arrangements. Negotiations with various vendors for the remainder are underway.

The company intends to finance the Fracing business through a joint venture arrangement as well as raising capital through debt or equity. As of September 14, 2012, our co-venturers have contributed a total of $1,250,000 pursuant to a joint venture formation agreement entered into as of June 1, 2012. Since that time, we have been pursuing definitive financing arrangements with these joint venturers and additional debt or equity capital to complete the financing.

Entry into Farmout Agreement. During the third quarter of 2012, we entered into a farm-out agreement (the “Farmout Agreement”) with the holders of certain oil and gas mineral leases comprising 1,360 acres located in Leon County, Texas (collectively, the “Leases”) pursuant to which we acquired the right to earn an interest in the Leases and to the lands covered thereby. On the same date, we entered into an option agreement (the “Option Agreement”) under which we granted to another party the option to purchase up to 50% of the collective working interests of the farmees under the Farmout Agreement, and the aggregate interests of the other farmees would be proportionately reduced, and the aggregate interests of each farmee would be divided equally.

Under the Farmout Agreement, as modified by the Option Agreement, the farmors under the Farmout Agreement received a fee of $500,000, of which we paid $83,333, and we will earn a 16.66%working interest in the test well, and subsequent well drilled on the Leases.

The test well under the Farmout Agreement (the “Test Well”) is a single lateral horizontal with a total depth of 12,341 feet. The target formation is the Top Woodbine sand at approximately 6,384 feet in depth with production being primarily oil. We estimate the total cost of the Test Well be approximately $6.963 Million, of which we are responsible for $1,160,035. We have cash called for prepayments from other interest owners in the Test Well as allowed under the joint operating agreement. The Farmout Agreement requires that, in the event of an interruption or cessation in drilling the Test Well, we resume drilling within 60 days after such interruption or cessation

In August 2012, we engaged a Texas based contractor to commence drill site construction in preparation and drilling of the test well in Leon County, Texas. The Test Well was spudded on August 18, 2012, and the drilling and testing of the Test Well is ongoing as of the date of this report.

Our common stock is quoted on the Over the Counter Quotation Bureau (OTCQB) under the symbol “RRCH”.

 Going Concern

We have not generated any revenues, have incurred losses since our inception, and rely upon advances from related parties to fund our operations. We may not generate any revenues even if we complete the acquisition of one or more operating companies, and we are dependent on obtaining outside financing in order to maintain our operations and continue our proposed activities. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only if our revenues reach a level able to sustain our business operations.

Results of Operations

Results of Operations for the Three Months Ended July 31, 2012

For the three months ended July 31, 2012, we did not generate any revenues and we had a net loss of $872,745 compared to a net loss of $6,169 for the same period in fiscal 2011. The reason for the net loss in both periods is due to incurring normal general and administrative expenses. Our net loss per share for the three months ended July 31, 2012 amounted to $0.16, compared to a net loss per share of $0.001 for the same period in fiscal 2011.

Our total expenses for the three months ended July 31, 2012 were $872,746, compared to total expenses of $6,169 or the same period in fiscal 2011, for a net increase of approximately $866,576. Our total expenses for the three months ended July 31, 2012 consisted of $72,330in professional fees, $151,226 in rent, $10,757in telephone and telecom charges, $590,257 in salaries and wages and $48,177 in miscellaneous general and administrative expenses. Expenses for the same period in fiscal 2011 consisted mainly of professional fees. Our general and administrative expenses consist primarily of transfer agent fees and general office expenses. Our professional fees include legal, accounting and auditing fees. The increase in our general and administrative expenses is due to adding staff, office space and other activities subsequent to the change in management in April 2011.

Results of Operations for the Nine months ended July 31, 2012

For the nine months ended July 31, 2012, we did not generate any revenues and we had a net loss of $1,715,866 compared to a net loss of $37,996 for the same period in fiscal 2011. The reason for the 2012 net loss is due to incurring normal general and administrative expenses. Our net income per share for the nine months ended July 31, 2012 amounted to $.31, compared to a net loss per share of $.01 for the same period in fiscal 2011.

Our total expenses for the nine months ended July 31, 2012 were $1,715,866, compared to total expenses of $37,996 for the same period in fiscal 2011, for a net increase of approximately $1,677,870. Our total expenses for the nine months ended July 31, 2012 consisted of $136,280 in professional fees, $ 411,374 in rent, $27,792 in telephone and telecom charges, $1,079,607 in salaries and wages and $60,813 in miscellaneous general and administrative expenses. We had professional fees of $ 37,996 during the same period in fiscal 2011 consisting primarily of legal, accounting and auditing fees. The increase in our general and administrative expenses is due to adding staff, office space and other activities subsequent to the change in management in April 2011.

Results of Operations for the Period from October 31, 2006 (Date of Inception) to July 31, 2012

From our inception on October 31, 2006 to July 31, 2012 we did not generate any revenues and we incurred a net loss of $2,559,808.

From our inception on October 31, 2006 to July 31, 2012, we incurred total expenses of $2,559,808, including $485,683 in professional fees, $13,500in management fees, $424,874in rent, $449,550in stock-based compensation, $4,302 in foreign currency transaction losses, $647 in bank charges and interest, $1,079,607 in salaries, wages and benefits, $27,792 in telephone and telecom expenses and $64,852 in general and administrative expenses. We also received $36,000 in the form of a gain on the settlement of debt, wrote off $25,000 in oil and gas exploration costs because we allowed our interest in an undeveloped oil and gas property to expire and wrote off $20,000 in exploration advances as we determined that it was not feasible to continue exploring and developing the oil and gas properties in which we held an interest.

Liquidity and Capital Resources

We have limited operational history. As of July 31, 2012, we had minimal cash or cash equivalents, $2,181,301 in total liabilities and a working capital deficit of $2,180,653. As of July 31, 2012, we had an accumulated deficit of $2,559,808.

From our inception on October 30, 2006 until the change of control on March 9, 2011 we were solely dependent on the funds raised through our equity financing however, subsequent to the change of control, the company was financed by a company under common ownership. Our net loss of $2,559,808 from our inception on October 30, 2006 to July 31, 2012 was funded by equity financing and advances from related parties.

During the three months ended July 31, 2012 and 2011 we did not generate significant cash flow from operating, investing or financing activities.

For the next 12 months we intend to continue seeking financing to acquire and develop additional oil and gas properties in the United States and to finance the purchase of Fracing equipment and commence those operations.

During the third quarter we entered into a Farmout agreement with independent mineral owners, under which we plan to drill our first three to four wells. Our plans for the next 12 months are to drill between six to eight wells at a total cost of approximately $40 Million. We estimate that we will spend approximately $6 million on general and administrative expenses. Our general and administrative expenses for the year will consist of salaries and wages, professional fees, investor relations expenses, rent, utilities and general office expenses. The professional fees will be related principally to maintaining our status as a public company, particularly our regulatory filings throughout the year, as well as the completion of any acquisitions and any financings.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2012, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	Given our current infrastructure, we do not have sufficient segregation of duties in internal controls.
2.	We do not have a system in place to review and monitor internal controls over financial reporting. Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2012.

Changes in Internal Control

During the three months ended July 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

Entry into Farmout Agreement. On July 23, 2012, we entered into a farm-out agreement (the “Farmout Agreement”) with the holders of certain oil and gas mineral leases comprising 1,360 acres located in Leon County, Texas (collectively, the “Leases”) pursuant to which we acquired the right to earn an interest in the Leases and to the lands covered thereby. On the same date, we entered into an option agreement (the “Option Agreement”) under which we granted to another party the option to purchase up to 50% of the collective working interests of the farmees under the Farmout Agreement, and the aggregate interests of the other farmees would be proportionately reduced, and the aggregate interests of each farmee would be divided equally.

Under the Farmout Agreement, as modified by the Option Agreement, the farmors under the Farmout Agreement received a fee of $500,000, of which we paid $83,333, and we will earn a 16.67%working interest in the test well, and subsequent well drilled on the Leases.

To earn the interests we are required to commence a test well on the Leases (“Test Well”) within 45 days of the effective date of the Farmout Agreement, subject to rig availability. The Test Well is a single lateral horizontal with a total depth of 12,341 feet. The target formation is the Top Woodbine sand at approximately 6,384 feet in depth with production being primarily oil. We estimate the total cost of the Test Well be approximately $6.963 Million, of which we are responsible for $1,160,035. We have cash called for prepayments from other interest owners in the Test Well as allowed under the joint operating agreement. The Farmout Agreement requires that, in the event of an interruption or cessation in drilling the Test Well, we resume drilling within 60 days after such interruption or cessation

In August 2012, we engaged a Texas based contractor to commence drill site construction in preparation and drilling of the test well in Leon County, Texas. The Test Well was spudded on August 18, 2012, and the drilling and testing of the Test Well is ongoing as of the date of this report.

Entry into Fracing Business. During the second quarter a decision was made to enter the oil and gas Fracing business, in order to take advantage of the synergy achieved by creating a vertically integrated company combining acquisition and development of oil and natural gas properties and Fracing services.

During the third quarter, the company formed a Fracing subsidiary, has ordered two fracing fleets at a cost of approximately $28 million, hired a crew of 38 persons and has begun sales activities for this business. The subsidiary has identified additional equipment needed to mobilize the fracing fleets at an estimated cost of approximately $7 Million. Some equipment has been acquired through leasing arrangements. Negotiations with various vendors for the remainder are underway.

The company intends to finance the Fracing business through a joint venture arrangement as well as raising capital through debt or equity. As of September 14, 2012, our co-venturers have contributed $1,000,000 and $250,000, respectively pursuant to a joint venture formation agreement entered into as of June 1, 2012. Since that time, we have pursued definitive arrangements with these joint venturers as well as additional alternative financial arrangements to complete the financing.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Farmout Agreement dated July 23, 2012 between Bancorp Holdings, LLC, Carrier Acquisitions, LLC, LHMF, LLC, as Farmors and Richland Resources Corp., Sun Delta, Inc. and Amerril Energy LLC, as Farmees
10.2	Option Agreement dated July 23, 2012 between Bancorp Holdings, LLC, Carrier Acquisitions, LLC, LHMF, LLC, Richland Resources Corp., Sun Delta, Inc., Amerril Energy LLC, and Leon County Minerals, LLC
10.3	Exercise of Option and Amendment to Farmout Agreement dated August 3, 2012
10.4	Manek Energy Pressure Pumping, LLC Formation Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Richland Resources Corp.
(Registrant)

Date: September 14, 2012	/s/ Kenneth A. Goggans
Kenneth A. Goggans
Chief Executive Officer, President, and Sole Director

Date: September 14, 2012	/s/ Max Elghandour
Max Elghandour
Chief Financial Officer and Treasurer

